Form 10-K
period 1995-09-30
MRI BUSINESS PROPERTIES FUND LTD
filed 1995-12-29
CIK 722886

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended September 30, 1995, or

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

      Commission file number 0-13104

                      MRI BUSINESS PROPERTIES FUND, LTD.
            (Exact name of Registrant as specified in its charter)

          CALIFORNIA                                    94-2919856
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

               5665 Northside Drive, N.W.
                    Atlanta, Georgia                           30328
        (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:           (770) 916-9090

Securities registered pursuant to Section 12(b) of the Act:
                             None

Securities registered pursuant to Section 12(g) of the Act:
                     Limited Partnership Units

      Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X    No __

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ ]

      No market for the Limited Partnership Units exists and therefore a market value for such Units cannot be determined.


                  DOCUMENTS INCORPORATED HEREIN BY REFERENCE:

(1) Prospectus of Registrant dated October 12, 1983, as thereafter supplemented incorporated in Parts I, III and IV.
================================================================================

                      MRI BUSINESS PROPERTIES FUND, LTD.
                            (A limited partnership)

                                    PART I

Item 1.    Business.

      General

      MRI Business Properties Fund, Ltd. ("Registrant") was organized in 1983 as a California limited partnership under the California Uniform Limited Partnership Act. The managing general partner of Registrant is Montgomery Realty Company-83, a California limited partnership of which Fox Realty Investors ("FRI"), a California general partnership, is the managing general partner and Montgomery Realty Corporation, a California corporation, is the co-general partner. The associate general partner of Registrant is MRI Associates, Ltd., a California limited partnership, of which FRI is the general partner, and Two Broadway Associates II, an affiliate of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, is the limited partner.

      Registrant's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-84975), was declared effective by the Securities and Exchange Commission on October 12, 1983. Registrant marketed its securities pursuant to its Prospectus dated October 12, 1983 which was thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, and such Prospectus as supplemented is incorporated by reference herein.

      The principal business of Registrant is and has been to acquire (either directly or through joint ventures), hold for investment, and ultimately sell existing business oriented properties such as office and industrial buildings, hotels and other commercial properties. Registrant is a "closed" limited partnership real estate syndicate of the unspecified asset type. For a further description of Registrant's business, see the sections entitled "Risk Factors" and "Investment Objectives and Policies" in the Prospectus.

      Beginning in October 1983 through February 10, 1984, Registrant offered and sold $82,158,000 in Limited Partnership Units. The net proceeds of this offering were used to purchase interests in eight income-producing properties. Registrant's original property portfolio was geographically diversified with properties acquired in five states. The acquisition activities of Registrant were completed on January 7, 1985, and since that time the principal activity of Registrant has been managing its portfolio. In November 1990, one property was placed in receivership by the lender, and in March 1991 it was acquired through foreclosure by the lender of the first note. Registrant sold one of its properties during fiscal 1994 and one of its properties during the first quarter of fiscal 1995 (see "Sales"). Due to an increased demand for commercial properties in the markets in which Registrant's remaining properties are located, and the economic upturn, Registrant is currently marketing all of its remaining properties for sale. At December 15, 1995, Registrant's Norwood Tower property was under contract for sale. The sale of this property is contingent upon, among other thing, the buyer's due diligence review. Accordingly, there can be no assurance that Registrant will be able to sell its Norwood Tower property or its other remaining properties at prices acceptable to Registrant. See Item 2, "Properties" for a description of Registrant's properties.

      Registrant is involved in only one industry segment, as described above. Registrant does not engage in any foreign operations or derive revenues from foreign sources.

      Both the income and expenses of operating the properties owned by Registrant are subject to factors outside of Registrant's control, such as over-supply of similar properties resulting from over-building, increases in unemployment or population shifts, or changes in patterns or needs of users.

      Expenses, such as local real estate taxes and miscellaneous management expenses, are subject to change and cannot always be reflected in rental rate increases due to market conditions. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions there is no guarantee that any property owned by Registrant can be sold by it or, if sold, that such sale can be made upon favorable terms.

      There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. Registrant is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the properties owned by Registrant.

      Registrant monitors its properties for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has Registrant received notice that it is a potentially responsible party with respect to an environmental clean up site. Registrant has, however, become aware that underground storage tanks may be present at its Norwood Tower Office property. Registrant is currently in the process of determining if these tanks are present.

      Registrant maintains property and liability insurance on the properties and believes such coverage to be adequate.

      At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to limited partners. The extent to which invested capital is returned to investors is dependent upon the success of Registrant's strategy as set forth in Item 7 "Management's Discussion and Analysis of Financial

Condition", as well as upon significant improvement in the performance of Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. In this regard, the remaining properties have been held longer than originally expected. The ability to hold and operate these properties is dependent on Registrant's ability to obtain additional financing, refinancing or debt restructuring as required.

Employees/Management

         Registrant has no employees. Registrant's properties are managed by unaffiliated third party management companies pursuant to management agreements with such third parties.

      Registrant's affairs were managed by Metric Management Inc., ("MMI") or a predecessor from March 1988 to December 1993. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, Registrant's general partner assumed responsibility for cash management of Registrant as of December 23, 1993 and assumed responsibility for day-to-day management of Registrant's affairs, including portfolio management, accounting and investor relations services as of April 1, 1994.

      On December 6, 1993, NPI Equity Investment II, Inc. ("NPI Equity II" or the "Managing General Partner") became the managing partner of FRI. As a result, NPI Equity II became responsible for the operation and management of the business and affairs of Registrant and the other investment partnerships sponsored by FRI and/or its affiliates. The individuals who had served previously as partners of FRI contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such parties continue to hold indirectly certain economic interests in Registrant and such other investment limited partnerships, but have ceased to be responsible for the operation and management of Registrant and such other partnerships. NPI Equity II is a wholly-owned subsidiary of National Property Investors, Inc. ("NPI"), a diversified real estate management company with offices in Jericho, New York and Atlanta, Georgia.

Sales

      On October 24, 1994, the Dallas Marriott Quorum was sold to HMC Quorum, Inc., a wholly owned subsidiary of Host Marriott Corporation. Consideration for the sale of this property consisted of (i) approximately $22.2 million to pay off the first mortgage, (ii) $5.75 million to Marriott International, Inc. in full satisfaction of their second mortgage which at closing approximated $11 million in principal and accrued interest, and (iii) approximately $1,329,000 of net proceeds to Registrant. The sale resulted in a gain of approximately $2,100,000 and an extraordinary gain on the extinguishment of debt of approximately $4,600,000.

Material Events/Change in Control

      On October 12, 1994, NPI sold one-third of the stock of NPI to an affiliate ("Apollo") of Apollo Real Estate Advisors, L.P. Apollo is entitled to designate three of the seven directors of NPI Equity II. In addition, the approval of certain major actions on behalf of Registrant requires the affirmative vote of at least five directors of NPI Equity II.

      On October 12, 1994, affiliates of Apollo acquired for aggregate consideration of approximately $14,800,000 (i) one-third of the stock of the respective general partners of DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") and (ii) an additional equity interest in NPI-AP Management, L.P. ("NPI-AP"), an affiliate of NPI (bringing its total equity interest in such entity to one-third). NPI-AP is the sole limited partner of DeForest II and one of the limited partners of DeForest I. DeForest I was formed for the purpose of making tender offers (the "Tender Offers") for limited partnership interests in Registrant as well as 11 affiliated limited partnerships. DeForest II was formed for the purpose of making tender offers for limited partnership interest in 7 affiliated limited partnerships.

      Pursuant to DeForest I's Form 13-D filed with the Securities and Exchange Commission, DeForest I owns 25,436 limited partnership units or 30.96% of the total limited partnership units of Registrant. (See Item 12, "Security Ownership of Certain Beneficial Owners and Management.")

      On August 17, 1995, the stockholders of NPI, the sole shareholder of NPI Equity II, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI. The sale of the stock is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to closed in January 1996. Upon closing, it is expected that the current officers and directors of NPI Equity II will resign and Insignia will elect new officers and directors.

      Insignia together with its subsidiaries and affiliates, is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. Insignia's principal offices are located in Greenville, South Carolina and its stock is publicly traded on the New York Stock Exchange under the symbol IFS. According to Commercial Property News and the National Multi-Housing Council, Insignia is the largest property manager in the United States, has been the largest manager of residential properties since 1992, and is among the largest managers of commercial properties. As a full service real estate management organization, Insignia performs property management, asset management, investor services, partnership administrations, real estate investment banking, mortgage banking, and real estate brokerage services for various types of property owners.

Competition

      Registrant is affected by and subject to the general competitive conditions of the commercial and industrial real estate. In addition, each of Registrant's properties competes in an area which normally contains numerous other properties which may be considered competitive. In fiscal year 1995, markets in many areas began rebounding from the real estate depression which had been caused in part to overbuilding. The over-supply of commercial and industrial properties, including those held by banks, savings institutions and the Resolution Trust Corporation, affected the ability of Registrant to sell such properties and their sales prices. The level of sales of existing properties and development of new properties also had been affected by the limited availability of financing in real estate markets. Management believes, however, that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, relatively low interest rates and the improved economy, have created a more favorable market for Registrant's properties. See Item 2, "Properties" for a description of the markets in which Registrant's properties are located.

Item 2.    Properties.

      A description of the properties in which Registrant has or has had an ownership interest is as follows:

                                                                      Portfolio
                              Date of    Date of                      Percentage
Name and Location             Purchase   Sale     Type         Size      (4)
-----------------             --------   -------  ----         ----   ----------
One Empire Place                11/83     7/94    Office      31,000         6
Office Building                                   Building    sq. ft.
 1327 Empire Central Drive
 Dallas, Texas

Resource Park West               1/84        -    Office      61,000        10
Office Building (1)                               Building    sq. ft.
 710 Kipling Street
 Lakewood, Colorado

Priest Office Building(1)        4/84        -    Office      31,000         5
 1140-1150 South Priest Drive                     Building    sq. ft.
 Tempe, Arizona

Mardot II Building(1)            4/84        -    Office/     67,000         4
 2405 West University Drive                       Warehouse   sq. ft.
 Tempe, Arizona                                   Complex

Parkway Village                  6/84        -    Shopping    116,000        6
 Shopping Center (1)                              Center      sq. ft.
 Marietta Parkway and Highway 20
 Atlanta, Georgia

Norwood Tower Office             1/85        -    Office      121,000       24
 Building (2)                                     Building    sq. ft.
 114 W. 7th Street
 Austin, Texas

Dallas Marriott Quorum Hotel     1/84    10/94    Hotel       548 rooms     35
 Dallas Parkway and
 Beltline Road
 Dallas, Texas

Holiday Inn(3)(5)                3/84     3/91    Hotel       246 rooms     10
 7000 Beach Boulevard
 Buena Park, California

(1) Property is owned by Registrant in fee.
(2) In August 1991, Registrant was assigned the joint venture partner's interest in the property upon dissolution of the joint venture. The property is now owned by Registrant in fee.
(3) In April 1989, Registrant was assigned the joint venture partner's interest in the property upon dissolution of the joint venture and was then owned by Registrant in fee.

(4) Represents the percentage of original cash invested in the individual property of the total original cash invested in all properties.
(5) The property was placed in receivership in November 1990, and acquired through foreclosure by the holder of the first note in March 1991.

      See Item 8, "Financial Statements and Supplementary Data", for information regarding any encumbrances to which the properties of Registrant are subject.

      The following chart sets for the average occupancy rate for Registrant's remaining properties for the fiscal years ended September 30, 1995, 1994, 1993, 1992 and 1991:

                                                           Average
                                                      Occupancy Rate(%)
                                                  For the Fiscal Year Ended
                                                        September 30,
                                               -------------------------------
                                               1995   1994  1993   1992   1991
                                               ----   ----  ----   ----   ----
Resource Park West Office Building......       100     98    90     91     87
Priest Office Building..................       100     96    99    100    100
Mardot II Building(1)...................       100    100   100    100    100
Parkway Village Shopping Center.........        58     71    92     86     82
Norwood Tower Office Building...........        97     95    81     68     71

(1) A tenant occupying 75% of the rentable space may vacate the premises upon its lease expiration in March 1996. Registrant believes it will be able to release the space at comparable lease rates.

      The following chart sets forth those tenants at Registrant's properties who occupy 10% or more of the total rentable space at the property at September 30, 1995.

                                                                 Annualized
                          Square    Nature of        Expiration    Based      Renewal
                          Footage   Business         of Lease    Per Year(1)  Options
                          -------   ---------        ----------  -----------  -------
Resource Park West
Office Building
 Remax 100                10,001      Realtor            1999     $ 120,000        -
 Comtech Services          7,888      Technical          1997     $  77,000        -
                                      Writing
Priest Office Building
 Al Collins Graphics(2)   30,911      Graphic            2003     $ 401,000        -
                                      Designs
Mardot II Building
 Federal Express(3)       50,025      Mail Express       1996     $ 252,000        -
 Aaron Rent               16,675      Rental Store       2000     $  80,500        -

Parkway Village
 Shopping Center
 Kroger #221              47,664      Grocery Store      1996     $ 148,000    5-2 Yr

Norwood Tower
 Office Building
 Commercial Bank          13,038      Bank               1996     $  67,000    3-5 Yr
 City of Austin           21,327      City               2001     $ 245,000    1-5 Yr
                                      Admin. Office

----------
(1) Represents annualized base rent excluding additional rent due as operating expense reimbursements, percentage rents and future contractual escalations.
(2) Tenant occupies 100% of the total rentable square footage of the property.
(3) Tenant may vacate the premises upon the expiration of its lease term.

Item 3. Legal Proceedings.

      Lawrence M. Whiteside, on behalf of himself and all others similarly situated, v. Fox Capital Management Corporation et, al., Superior Court of the State of California, San Mateo County, Case No. 390018. ("Whiteside")

      Bonnie L. Ruben and Sidney Finkel, on behalf of themselves and all others similarly situated, v. DeForest Ventures I L.P., DeForest Capital I Corporation, MRI Business Properties Fund, Ltd. II, MRI Business Properties Fund, Ltd. III, NPI Equity Investments II, Inc., Montgomery Realty Company-84, MRI Associates, Ltd. II, Montgomery Realty Company-85 and MRI Associates, Ltd. III, United States District Court, Northern District of Georgia, Atlanta Division("Ruben").


      Roger L. Vernon, individually and on behalf of all similarly situated persons v. DeForest Ventures I L.P. et. al., Circuit Court of Cook County, County Departments, Chancery Division, Case No. 94CH0100592. ("Vernon")

      James Andrews, et al., on behalf of themselves and all others similarly situated v. Fox Capital Management Corporation, et al., United States District Court, Northern District of Georgia, Atlanta Division, Case No.
1-94-CV-3351-JEC. ("Andrews")

      In the first quarter of fiscal 1995, limited partners in certain limited partnerships affiliated with Registrant, commenced actions in against, among others, the Managing General Partner. The actions alleged, among other things, that the tender offers made by DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P. ("DeForest II") in October 1994 constituted (a) breach of the fiduciary duty owed by the Managing General Partner to the limited partners of Registrant, and (b) a breach of, and an inducement to breach, the provisions of the Partnership Agreement of Registrant. The actions, which had been brought as class actions on behalf of limited partners sought monetary damages in an unspecified amount and, in the Whiteside action, to enjoin the tender offers. The temporary restraining order was sought in the Whiteside action was denied by the court on November 3, 1994 and on November 18, 1994, the court denied Whiteside a preliminary injunction.

      On March 16, 1995 the United States Court for the Northern District of Georgia, Atlanta, Division, entered an order which granted preliminary approval to a settlement agreement (the "Settlement Agreement") in the Ruben and Andrews actions, conditionally certified two classes for purpose of settlement, and authorized the parties to give notice to the classes of the terms of the proposed settlement. Plaintiffs counsel in the Vernon and Whiteside action joined in the Settlement Agreement as well. The Settlement Agreement received final approval on May 19, 1995 and the actions were dismissed subject to satisfaction of the terms of the Settlement Agreement. The two certified classes constituted all limited partners of Registrant and the eighteen other affiliated partnerships who either tendered their units in connection with the October tender offers or continued to hold their units in Registrant and the other affiliated partnerships. Pursuant to the terms of the Settlement Agreement, which were described in the notice sent to the class members in March 1995, (and more fully described in the Amended Stipulation of Settlement submitted in the court on March 14, 1995) all claims which either were made or could have been asserted in any of the class actions would be dismissed with prejudice and/or released. In consideration for the dismissal and/or release of such claims, among other things, DeForest I paid to each unit holder who tendered their units in Registrant an amount equal to 15% of the original tender offer price less attorney's fees and expenses. In addition, DeForest I commenced a second tender offer on June 2, 1995 for an aggregate number of units of Registrant (including the units purchased in the initial tender) constituting up to 49% of the total number of units of Registrant at a price equal to the initial tender price plus 15% less attorney's fees and expenses. Furthermore, under the terms of the Settlement Agreement, the Managing General Partner agreed, among other things, to provide Registrant a credit line of $150,000 per property which would bear interest at the lesser of prime rate plus 1% and the rate permitted under the partnership agreement of Registrant. The second tender offer closed on June 30,

1995.

Item 4.   Submission of Matters to a Vote of Security Holders.

      No matter was submitted to a vote of security holders during the period covered by this Report.

                                    PART II

Item 5.    Market for Registrant's Common Equity and
           Related Stockholder Matters.

      The Limited Partnership Unit holders are entitled to certain distributions as provided in the Partnership Agreement. No market for Limited Partnership Units exists, nor is expected to develop.

      No special distributions or distributions from operations were made during the years ended September 30, 1995, 1994 and 1993. See Item 7, "Management's Discussion and Analysis of Financial Condition and Result of Operations" for information relating to Registrant's financial ability to make future distributions.

      As of December 1, 1995, the approximate number of holders of Limited Partnership Units was 4,679.

Item 6.   Selected Financial Data.

      The following represents selected financial data for Registrant for the fiscal years ended September 30, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                             Year Ended September 30,
                                    (Amounts in thousands except per unit data)
                                 1995         1994      1993         1992        1991
                                 ----         ----      ----         ----        ----
Total revenues                 $  5,544    $  8,954   $   8,273    $   7,475   $  7,455
                               ========    ========   =========    =========   ========
Loss before extraordinary
  item                         $   (457)   $ (2,200)  $  (2,172)   $ (13,374)  $ (3,762)

Extraordinary Item:

  Gain on extinguishment of
    debt                          4,596           -           -            -          -
                               --------    --------    --------    ---------   --------
Net income (loss)              $  4,139    $ (2,200)   $ (2,172)   $ (13,374)  $ (3,762)
                               ========    ========    ========    =========   ========
Net income (loss) per
 limited Partnership
 unit (1):
  Loss before extraordinary
    item                       $ (10.05)   $ (26.24)   $ (25.91)   $ (159.53)  $ (44.87)

  Extraordinary item              44.76           -           -            -          -
                               --------    --------    --------    ---------   --------
  Net income (loss)            $  34.71    $ (26.24)   $ (25.91)   $ (159.53)  $ (44.87)
                               ========    ========    ========    =========   ========
Total assets                   $ 19,697    $ 48,521    $ 50,042    $  51,499   $ 63,406
                               ========    ========    ========    =========   ========
Long-term obligations:
  Notes payable and
   capital lease
   obligations                 $  1,110    $ 28,211    $ 27,209    $  27,145   $ 25,882
                               ========    ========    ========    =========   ========

(1) $1,000 original contribution per unit, based on weighted average units outstanding during the year, after giving effect to the net income (loss) allocated to the general partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      This Item should be read in conjunction with the Consolidated Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

      Registrant's remaining real estate properties consist of three office buildings, one office/warehouse complex and one shopping center located in Colorado, Arizona, Texas, and Georgia. Registrant's hotel operation was sold on October 24, 1994. The commercial properties are leased to tenants subject to leases currently ranging from one to seven years. All of Registrant's remaining properties, except the Norwood Tower Office Building, generated positive cash flow for the year ended September 30, 1995. Norwood Tower Office Building generated negative cash flow due to extensive capital improvements. Registrant receives rental income from commercial spaces and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant is marketing all properties for sale. As of November 1, 1995, two of the eight properties originally purchased by Registrant were sold and one was lost through foreclosure.

      Registrant uses working capital reserves from any undistributed cash flow from operations, proceeds from mortgage financings and the sale of properties as its primary source of liquidity. In order to preserve working capital reserves required for necessary capital improvements to properties, cash distributions from operations remained suspended during 1995 as they were in prior years. Management is currently negotiating a lease extension with a tenant that occupies 75% of Registrant's Mardot II office/warehouse complex, whose lease expires in March 1996. A significant portion of the unoccupied space at Parkway Village Shopping Center is currently being marketed to potential long term tenants. In addition, a tenant occupying approximately 41% of Parkway Village Shopping Center may not renew its lease, which expires on October 31, 1996. The re-leasing of these spaces might require significant expenditures for tenant installations and leasing commissions. If the spaces are not re-leased, it will have a significant negative impact on Registrant's operations.

      Registrant's level of liquidity based upon cash and cash equivalents experienced a $1,236,000 decrease at September 30, 1995, as compared to September 30, 1994. Registrant's $27,101,000 of cash used in financing activities more than offset $25,188,000 of net cash provided by investing activities and $677,000 of net cash provided by operating activities. Cash used in financing activities included the satisfaction of $27,051,000 of mortgage notes encumbering Registrant's Dallas Marriott Quorum Hotel and $50,000 of mortgage principal payments. Cash from investing activities resulted from net proceeds received from the sale of Registrant's Dallas Marriott Quorum Hotel in October 1994, which was partially offset by improvements to real estate, primarily at Registrant's Norwood Tower Office Building property. Registrant expended $874,000 to substantially complete the exterior facade work at Norwood Tower Office Building during the year ended September 30, 1995. The exterior facade work was done in order to keep the property competitive in the market place. With the exception of required tenant improvements, Registrant has no other plans for material capital improvements at any of its other properties in the near future. All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

      On October 24, 1994, Registrant sold its Dallas Marriott Quorum Hotel for $29,815,000. After repayment of the first and second mortgage loan balances of $22,221,000 (including $170,000 of accrued interest) and $5,000,000, respectively, deferred interest of $750,000 and closing costs and adjustments of $515,000, the cash received by the Partnership was $1,329,000. Under the terms of the agreement, cash in the hotel's bank account of approximately $1,980,000 was retained by the purchaser, to be used as a partial repayment of the second loan. Accrued but unpaid interest of approximately $4,596,000 on the second loan was forgiven by the lender. The sale resulted in a gain of $2,097,000 and an extraordinary gain on extinguishment of debt of $4,596,000. In December 1995, Registrant entered into a contract to sell its Norwood Tower Office Building for $5,750,000. The sale, which is subject to the purchaser's due diligence review and other customary conditions, is expected to close in April 1996. A provision for impairment of value of $2,400,000 was recognized in June 1995 to reduce the carrying value of the property to its estimated fair value. If the sale is consummated, Registrant expects to receive net proceeds of approximately $5,500,000. For financial statement purposes, no gain or loss on sale would be recognized.

      In connection with the buyer's due diligence review, it appears that underground storage tanks may be located at Norwood Tower Office Building. Registrant is currently in the process of determining if these tanks are present at the property. At this time, Registrant cannot determine what effect the presence of these tanks may have on Registrant's liquidity.

      Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves and proceeds from the sale of properties will be sufficient to fund required capital improvements and regular debt service payments in fiscal 1996 and the foreseeable future. In the event that additional resources are required, the Managing General Partner could attempt to arrange further financing, refinancing or borrow under the credit line provided by the Managing General Partner (as discussed below).

      As required by the terms of the settlement of the actions brought against, among others, DeForest Ventures I L.P. ("DeForest") relating to the tender offer made by DeForest in October 1994 (the "First Tender Offer") for units of limited partnership interest in Registrant and certain affiliated partnerships, DeForest commenced a second tender offer (the "Second Tender Offer") on June 2, 1995 for units of limited partnership interest in Registrant. Pursuant to the Second Tender Offer, DeForest acquired an additional 3,264 units of Registrant which, when added to the units acquired during the First Tender Offer, represents approximately 31% of the total number of outstanding units of Registrant (see Item 3, "Legal Proceedings"). The Managing General Partner believes that the tender will not have a significant impact on future operations or liquidity of Registrant. Also in connection with the settlement, an affiliate of the Managing General Partner has made available to Registrant a credit line of up to $150,000 per property owned by Registrant. Registrant has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is Registrant's only unused source of liquidity.

      On August 17, 1995, the stockholders of NPI, Inc., the sole shareholder of NPI Equity II, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc. The consummation of this transaction is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity II. The Managing General Partner does not believe these transactions will have a significant effect on Registrant's liquidity or results of operations.

      In March 1995, the Financial Accounting Standards Board issued
Statement No. 121 "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed Of," effective for fiscal years beginning after December 15, 1995. This statement will not affect the financial position or results of operations of Registrant.

      At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the performance of Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. Registrant is currently marketing its remaining properties for sale. Registrant, however, does not believe it will be able to maximize certain of the properties sales prices until a substantial portion of the vacant space is re-leased and leases which are due to expire in 1996 are renewed or the space re-leased. Upon sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

Real Estate Market

      The national real estate market suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. These factors caused a decline in market property values and served to reduce market rental rates and/or sales prices. Management believes, however, that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, relatively low interest rates and the improved economy, have created a more favorable market for Registrant's properties.

Results of Operations

Fiscal Year 1995 ("1995") Compared to Fiscal Year 1994 ("1994")

      Operating results (before extraordinary gain on extinguishment of debt) improved by $1,743,000 for year ended September 30, 1995, as compared to 1994, as the decrease in expenses of $5,153,000 was only partially offset by the decrease in revenues of $3,410,000. Operating results improved due to the $2,097,000 gain on sale of Registrant's Dallas Marriott Quorum Hotel in October 1994 and improved operations primarily due to the sale of One Empire Place in July 1994 and the Dallas Marriott Quorum Hotel in October 1994, which were partially offset by the $2,400,000 provision for impairment of value recorded on Registrant's Norwood Tower Office

Building in June 1995. With respect to the remaining properties, operating results declined by $1,009,000 for the year ended September 30, 1995, as compared to 1994, due to the $2,400,000 provision for impairment of value on Registrant's Norwood Tower Office Building.

      With respect to the remaining properties, revenue from commercial operations increased by $227,000 for the year ended September 30, 1995, as compared to 1994, due to increased occupancy and rental rates primarily at Registrant's Priest Office Building and increased rental rates at Registrant's Resource Park West Office building, which were partially offset by a decrease in occupancy at Registrant's Parkway Village Shopping Center. Occupancy and rental rates remained relatively constant at Registrant's remaining properties. In addition, interest income (excluding the Dallas Marriott Quorum Hotel) increased by $44,000 due to an increase in average working capital reserves available for investment, coupled with an increase in interest rates.

      With respect to the remaining properties, expenses increased for the year ended September 30, 1995, as compared to 1994, primarily due to the $2,400,000 provision for impairment in value recorded on Registrant's Norwood Tower Office Building, which was partially offset by the $1,200,000 provision for impairment of value recorded on Registrant's Parkway Village Shopping Center in 1994. Registrant experienced increases in commercial operations expense of $114,000 and interest expense of $16,000, which was partially offset by a decrease in depreciation expense of $53,000. Commercial operations expense increased primarily due to increased repairs and maintenance expenses at Registrant's Norwood Tower Office Building. Interest expense increased due to the non-recourse loan secured by Registrant's Resource Park West Office Building property, obtained in December 1993. Depreciation expense declined due to the provisions for impairment of value recorded on Registrant's Norwood Tower Office Building and Parkway Village Shopping Center properties, which was only slightly offset by an increase in depreciation due to fixed asset additions. General and administrative expenses remained relatively constant.

Fiscal Year 1994 ("1994") Compared to Fiscal Year 1993 ("1993")

      Operating results declined by $28,000 for the year ended September 30, 1994, as compared to 1993, due to an increase in revenues of $681,000, which was more than offset by an increase in expenses of $709,000. Registrant's One Empire

Place Office Building was sold on July 7, 1994. With respect to the remaining properties, operating results declined $482,000 for the year ended September 30, 1994, as compared to 1993.

      With respect to the remaining properties, revenues increased for the year ended September 30, 1994, as compared to 1993, due to increases in commercial income of $22,000 and in lease revenue of $827,000. Registrant experienced increased occupancy at its Norwood Tower Office Building and Resource Park West Office Building, which were substantially offset by a decrease in occupancy at Parkway Village Shopping Center. Lease revenue increased due to increased rates and occupancy and improved operations at Registrant's Dallas Marriott Quorum Hotel. In addition, interest and other income decreased by $138,000 primarily due to realized gain in fiscal 1993 due to the write-off of accounts payable from the Holiday Inn-Buena Park, which was foreclosed in March 1991. The decline in other income was partially offset by increased interest income for the year ended September 30, 1994, as compared to 1993, due to an increase in average working capital reserves available for investment.

      With respect to the remaining properties, expenses increased by $1,193,000, for the year ended September 30, 1994, as compared to 1993, due to a $1,200,000 provision for impairment of value on Registrant's Parkway Village Shopping Center. Registrant experienced increases in commercial operations expense of $74,000, interest expense of $35,000, and general and administrative expenses of $36,000 which were offset by a decrease of $108,000 in hotel operations expense and a $44,000 decline in depreciation expense. Commercial operations expense increased primarily due to increases in repairs and maintenance at Registrant's Resource Park West Office Building and Norwood Tower Office Building and were associated with the increased occupancy. Interest expense increased due to the non-recourse loan secured by Registrant's Resource Park West Office Building and the compounding interest on debt secured by the Dallas Marriott Quorum Hotel. General and administrative expenses increased due to the costs associated with the management transition. The decrease in hotel operations expense was the result of a reduction in real estate taxes, which was partially offset by an increase in lease costs associated with the increase in lease revenue, at Registrant's Dallas Marriott Quorum. Depreciation expense declined due to assets becoming fully depreciated at Registrant's Dallas Marriott Quorum Hotel, which was partially offset by fixed asset additions primarily at Registrant's Parkway Village Shopping Center and Norwood Tower Office Building properties.

Item 8.   Financial Statements and Supplementary Data.

                      MRI BUSINESS PROPERTIES FUND, LTD.

                       CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED SEPTEMBER 30, 1995

                                     INDEX

                                                                           Page
                                                                           ----
Independent Auditors' Reports . . . . . . . . . . . . . . . . . . . . .   F - 2
Financial Statements:
        Balance Sheets at September 30, 1995 and 1994 . . . . . . . . .   F - 4
        Statements of Operations for the Years Ended September 30, 1995,
           1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . .   F - 5
        Statements of Partners' Equity for the Years Ended
           September 30, 1995, 1994 and 1993. . . . . . . . . . . . . .   F - 6
        Statements of Cash Flows for the Years Ended September 30, 1995,
           1994 and 1993. . . . . . . . . . . . . . . . . . . . . . . .   F - 7
        Notes to Financial Statements. . . . . . . . . . .. . . . . . .   F - 8
Financial Statement Schedules:
        Schedule III  - Real Estate and Accumulated Depreciation at
           September 30, 1995 . . . . . . . . . . . . . . . . . . . . .   F - 21

Financial statements and financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this Report.

To the Partners
MRI Business Properties Fund, Ltd.
Atlanta, Georgia

                          Independent Auditors' Report

We have audited the accompanying consolidated balance sheets of MRI Business Properties Fund, Ltd. (a limited partnership) (the "Partnership") and its subsidiary as of September 30, 1995 and 1994, and the related consolidated statements of operations, partners' equity and cash flows for the years then ended. Our audits also included the additional information supplied pursuant to
Item 14(a)(2). These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and its subsidiary as of September 30, 1995 and 1994, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be set forth therein.

                                        /s/ Imowitz, Koenig & Co., LLP
                                        Certified Public Accountants

New York, N.Y.
December 8, 1995

INDEPENDENT AUDITORS' REPORT

MRI Business Properties Fund, Ltd.

We have audited the accompanying consolidated statements of operations, partners' equity and cash flows of MRI Business Properties Fund, Ltd. (a limited Partnership) (the "Partnership") for the year ended September 30, 1993. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the partnership and its subsidiaries for the year ended September 30, 1993, in conformity with generally accepted accounting principles.

/s/ Deloitte & Touche LLP

December 17, 1993

                      MRI BUSINESS PROPERTIES FUND, LTD.
                            (a limited partnership)

                          CONSOLIDATED BALANCE SHEETS

                                                       SEPTEMBER 30,
                                             --------------------------------
                                                  1995              1994
                                             -------------      -------------
ASSETS

Cash and cash equivalents                    $   3,795,000      $   5,031,000
Other assets                                       474,000            328,000

Real Estate:
  Real estate                                   38,220,000         87,416,000
  Accumulated depreciation                     (10,225,000)       (34,287,000)
  Allowance for impairment of value            (12,981,000)       (10,581,000)
                                             -------------      -------------
 Real estate, net                               15,014,000         42,548,000

 Deferred costs, net                               414,000            614,000
                                             -------------      -------------
  Total assets                               $  19,697,000      $  48,521,000
                                             =============      =============

LIABILITIES AND PARTNERS' EQUITY

Notes payable                                $   1,110,000      $  28,211,000
Accounts payable and accrued liabilities           520,000            927,000
Accrued interest                                     8,000          5,513,000
Due to affiliate                                    50,000                  -
                                             -------------      -------------
  Total liabilities                              1,688,000         34,651,000
                                             -------------      -------------
Commitments and Contingencies

Partners' Equity:

General partners (deficit)                      (1,049,000)        (2,336,000)
 Limited partners equity (82,158 units
   outstanding at September 30, 1995
   and 1994)                                    19,058,000         16,206,000
                                             -------------      -------------
  Total partners' equity                       18,009,000          13,870,000
                                             -------------      -------------
  Total liabilities and partners' equity     $  19,697,000      $  48,521,000
                                             =============      =============


                See notes to consolidated financial statements.

                      MRI BUSINESS PROPERTIES FUND, LTD.
                            (a limited partnership)

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                       YEARS ENDED SEPTEMBER 30,
                                        ---------------------------------------------------
                                              1995              1994              1993
                                        -------------      -------------      -------------
Revenues:
  Commercial operations                 $   3,223,000      $   3,069,000      $   3,077,000
  Lease                                        85,000          5,733,000          4,906,000
  Interest and other income                   139,000            152,000            290,000
  Gain on sale of property                  2,097,000                  -                  -
                                        -------------      -------------      -------------
  Total revenues                            5,544,000          8,954,000          8,273,000
                                        -------------      -------------      -------------
 Expenses (including $193,000, $118,000
  and $111,000 paid to joint venture
  partners, general partners and
   affiliates in 1995, 1994 and 1993):
  Hotel operations                             78,000          1,226,000          1,334,000
  Commercial operations                     1,957,000          1,980,000          1,910,000
  Interest                                    333,000          3,553,000          3,518,000
  Depreciation                                762,000          2,571,000          2,626,000
  General and administrative                  471,000            468,000            432,000
  Provision for impairment of value         2,400,000          1,200,000            625,000
  Loss on sale of property                          -            156,000                  -
                                        -------------      -------------      -------------
  Total expenses                            6,001,000         11,154,000         10,445,000

Loss before extraordinary item               (457,000)        (2,200,000)        (2,172,000)

Extraordinary item:

  Gain on extinguishment of debt            4,596,000                  -                  -
                                        -------------      -------------      -------------
Net income (loss)                       $   4,139,000      $   (2,200,000)    $  (2,172,000)
                                        =============      =============      =============

Net income (loss) per limited
 partnership unit:

  Loss before extraordinary item        $      (10.05)     $      (26.24)     $      (25.91)

  Extraordinary item                            44.76                  -                  -
                                        -------------      -------------      -------------
Net income (loss)                       $       34.71      $      (26.24)     $      (25.91)
                                        =============      =============      =============

               See notes to consolidated financial statements.

                      MRI BUSINESS PROPERTIES FUND, LTD.
                           (a limited partnership)

                 CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY

                YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

                                                General           Limited              Total
                                                Partners'        Partners'           Partners'
                                               (Deficit)          Equity              Equity
                                           --------------      -------------       --------------
 Balance - October 1, 1992                 $   (2,249,000)     $   20,491,000      $   18,242,000

  Net (loss)                                      (43,000)        (2,129,000)          (2,172,000)
                                           --------------      -------------       --------------

 Balance - September 30, 1993                  (2,292,000)        18,362,000           16,070,000

  Net (loss)                                      (44,000)        (2,156,000)          (2,200,000)
                                           --------------      -------------       --------------

 Balance - September 30, 1994                  (2,336,000)        16,206,000           13,870,000

  Net income                                    1,287,000          2,852,000            4,139,000
                                           --------------      -------------       --------------

 Balance - September 30, 1995              $   (1,049,000)     $   19,058,000      $   18,009,000
                                           ==============      =============       ==============

               See notes to consolidated financial statements.

                      MRI BUSINESS PROPERTIES FUND, LTD.
                           (a limited partnership)

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      YEARS ENDED SEPTEMBER 30,
                                                        ---------------------------------------------------
                                                              1995               1994               1993
                                                        -------------      -------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                       $   4,139,000      $  (2,200,000)     $  (2,172,000)
Adjustments to reconcile net income (loss) to net
  cash (used in) provided by operating activities:
  Gain on sale of property                                 (2,097,000)                 -                  -
  Extraordinary gain on extinguishment of debt             (4,596,000)                 -                  -
  Depreciation and amortization                               897,000          2,755,000          2,716,000
  Accrued interest added to principal                          57,000            130,000            388,000
  Loss on sale of property                                          -            156,000                  -
  Provision for impairment of value                         2,400,000          1,200,000            625,000
  Deferred costs paid                                         (84,000)          (145,000)           (33,000)
  Provision for doubtful receivables                           20,000             30,000             (6,000)
  Changes in operating assets and liabilities:
     Other assets                                            (166,000)           382,000           (219,000)
     Accounts payable and accrued liabilities                (259,000)          (306,000)           701,000
     Due to affiliate                                          50,000                  -                  -
     Accrued interest                                        (965,000)                 -                  -
                                                        -------------      -------------      -------------
Net cash (used in) provided by operating activities          (604,000)         2,002,000          2,000,000
                                                        -------------      -------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Net proceeds from sale of property                         27,681,000            420,000                  -
Additions to real estate                                   (1,212,000)        (1,217,000)        (1,146,000)
Proceeds from cash investments                                      -            887,000            492,000
Purchase of cash investments                                        -                  -           (887,000)
                                                        -------------      -------------      -------------
Net cash provided by (used in) investing activities        26,469,000             90,000         (1,541,000)
                                                        -------------      -------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Satisfaction of notes payable                             (27,051,000)                 -                  -
Notes payable proceeds                                              -          1,180,000                  -
Notes payable principal payments                              (50,000)          (308,000)          (324,000)
                                                        -------------      -------------      -------------
Net cash (used in) provided by financing activities       (27,101,000)           872,000           (324,000)
                                                        -------------      -------------      -------------

(Decrease) Increase in Cash and Cash Equivalents           (1,236,000)         2,964,000            135,000

Cash and Cash Equivalents at Beginning of Year              5,031,000          2,067,000          1,932,000
                                                        -------------      -------------      -------------
Cash and Cash Equivalents at End of Year                $   3,795,000      $   5,031,000      $   2,067,000
                                                        =============      =============      =============
Supplemental Disclosure of Cash Flow Information:
   Interest paid in cash during the year                $   1,232,000      $   3,515,000      $   2,220,000
                                                        =============      =============      =============

               See notes to consolidated financial statements.

                      MRI BUSINESS PROPERTIES FUND, LTD.
                            (a limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     MRI Business Properties Fund, Ltd. (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership owns three office buildings, one office/warehouse complex and one shopping center located in Colorado, Arizona, Texas, and Georgia. The Partnership's hotel operation was sold on October 24, 1994. The Partnership is marketing its remaining properties for sale. The managing general partner is Montgomery Realty Company-83 ("Montgomery"), a limited partnership, and the associate general partner is MRI Associates, Ltd., a limited partnership. Fox Realty Investors ("FRI") is a general partner of Montgomery and of MRI Associates, Ltd. The Partnership was organized on June 20, 1983, but did not commence operations until October 1983. A capital contribution of $1,000 in 1983 was made by the original limited partner. The remaining capital contributions of $82,157,000 ($1,000 per unit) were made by the limited partners. In addition, the general partners contributed $100,000.

     On December 6, 1993, NPI Equity Investments II, Inc. ("MGP") became the managing partner of FRI and assumed operational control over Fox Capital Management Corporation ("FCMC"), an affiliate of FRI. As a result, MGP became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnerships sponsored by FRI and/or FCMC. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold indirectly certain economic interests in the Partnership and such other investment partnerships, but ceased to be responsible for the operation and management of the Partnership and such other

     partnerships.   MGP is a wholly-owned subsidiary of National Property
     Investors, Inc. ("NPI, Inc"), a diversified real estate management company headquartered in Jericho, New York and Atlanta, Georgia.

     On October 12, 1994, NPI, Inc. sold one-third of the stock of NPI, Inc. to an affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"). In addition, in October 1994 and June 1995, DeForest Ventures I L. P. ("DeForest"), an entity controlled by Apollo and affiliates of NPI Inc., commenced tender offers for limited partnership assignee units of Registrant and 11 other affiliated limited partnerships. Pusuant to the tender offers DeForest acquired approximately 31% of total limited partnership units of the Partnership.

     On August 17, 1995, the stockholders of NPI, Inc., entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

                      MRI BUSINESS PROPERTIES FUND, LTD.
                            (a limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Consolidation

     The consolidated financial statements include the Partnership and its wholly owned subsidiary, Resource Park West, L.P. which was formed in September 1993. All significant intercompany transactions and balances have been eliminated.

     New Accounting Pronouncements

     In December 1991, the Financial Accounting Standards Board ("FASB") issued Statement No. 107, "Disclosures About Fair Value of Financial Instruments". This Statement was amended in October 1994 by FASB Statement No. 119, "Disclosures About Derivative Financial Instruments and Fair Value of Financial Instruments." These Statements will not affect the financial position or results of operations of the Partnership but will require additional disclosure on the fair value of certain financial instruments for which it is practicable to estimate fair value. Disclosures under these Statements will be required in the fiscal year 1996 financial statements.

     In March 1995, the FASB issued Statement No. 121 "Accounting for the Impairment of Long Lived Assets to Be Disposed Of," effective for fiscal years beginning after December 15, 1995. This Statement will not affect the financial position or results of operations of the Partnership.


     Cash and Cash Equivalents

     The Partnership considers cash investments with an original maturity of three months or less at the time of purchase to be cash equivalents.

     Concentration of Credit Risk

     The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation (FDIC). Balances in excess of $100,000 are invested in money market accounts, United States Treasury bills and repurchase agreements, which are collateralized by United States Treasury obligations. At times during the year, cash balances exceeded insured levels. At September 30, 1995, the Partnership had $1,545,000 invested in overnight repurchase agreements, secured by United States Treasury obligations, which are included in cash and cash equivalents.

                      MRI BUSINESS PROPERTIES FUND, LTD.
                            (a limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Real Estate

     Real Estate is stated at cost. A provision for impairment of value is recorded when a decline in the value of a property is determined to be other than temporary as a result of one or more of the following: (1) a property is offered for sale at a price below its current carrying value,
     (2) a property has significant balloon payments due within the foreseeable future for which the Partnership does not have the resources to meet, and anticipates it will be unable to obtain replacement financing or debt modification sufficient to allow a continued hold of the property over a reasonable period of time, (3) a property has been, and is expected to continue, generating significant operating deficits and the Partnership is unable or unwilling to sustain such deficit results of operations, and has been unable to, or anticipates it will be unable to, obtain debt modification, financing or refinancing sufficient to allow a continued hold of the property for a reasonable period of time or, (4) a property's value has declined based on management's expectations with respect to projected future operational cash flows and prevailing economic conditions. An impairment loss is indicated when the undiscounted sum of estimated future cash flows from an asset, including estimated sales proceeds, and assuming a reasonable period of ownership up to 5 years, is less than the carrying amount of the asset. The impairment loss is measured as the difference between the estimated fair value and the carrying amount of the asset. In the absence of the above circumstances, real estate is stated at cost.


     Depreciation

     Depreciation is computed by the straight-line method over estimated useful lives currently ranging from 30 to 39 years for buildings and improvements and six to seven years for furnishings. Properties for which a provision for impairment of value has been recorded and are expected to be disposed of within the next year are not depreciated.

     Deferred Costs

     Deferred costs represent deferred financing costs and deferred leasing commissions. Deferred financing costs are amortized as interest expense over the lives of the related loans or expensed, if financing is not obtained. Deferred leasing commissions are amortized over the life of the applicable lease. Such amortization is charged to operating expenses. As properties are sold, all related deferred costs are written-off. At September 30, 1995 and 1994, accumulated amortization of deferred costs totaled $376,000 and $484,000, respectively.

                      MRI BUSINESS PROPERTIES FUND, LTD.
                            (a limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Net Income (Loss) Per Limited Partnership Unit

     The net income (loss) per limited partnership unit is computed by dividing the net income (loss) allocated to the limited partners by 82,158 units outstanding.

     Income Taxes

     No provision for Federal and state income taxes has been made in the financial statements because income taxes are the obligation of the partners.

     Reclassifications

     Certain amounts have been reclassified to conform to the 1995 presentation.

2.   TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES

     In accordance with the Partnership Agreement, the Partnership may be charged by the general partners and affiliates for services provided to the Partnership. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partners and affiliates to Metric Realty Services, L.P. ("MRS"), which performed partnership management and other services for the Partnership.


     On January 1, 1993, Metric Management, Inc., ("MMI"), successor to MRS, a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partners and affiliates after December 31, 1992.
     Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, MGP began directly providing cash management and other Partnership services on various dates commencing December 23, 1993. Related party expenses for the years ended December 31, 1995, 1994 and 1993 were as follows:

                      MRI BUSINESS PROPERTIES FUND, LTD.
                            (a limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

2.  TRANSACTIONS WITH THE GENERAL PARTNERS AND AFFILIATES (Continued)

                                                        1995       1994       1993
                                                    --------   --------     --------
Property management fees                            $      -   $      -    $  39,000
Reimbursement of expenses:
   Partnership accounting and investor services      132,000     69,000       51,000
   Real estate tax reduction fees                     61,000     34,000            -
   Professional services                                   -          -       13,000
   Investor services                                       -     15,000        8,000
                                                    --------   --------     --------
Total                                               $193,000   $118,000     $111,000
                                                    ========   ========     ========

     In accordance with the Partnership Agreement, the general partners were allocated their two percent continuing interest in the Partnership's net income (loss) and taxable income (loss). Gain from disposition of Partnership property and gain on extinguishment of debt were allocated 20% to the general partners. There were no cash distributions to the general partners for the years ended September 30, 1995, 1994 and 1993. Upon sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.

3.   REAL ESTATE

     Real estate, at September 30, 1995 and 1994, is summarized as follows:

                                                    Commercial
                                        Hotel       Properties          Total
                                     ----------   --------------      -----------
1995:

Land                                 $        -    $5,571,000          $5,571,000
Buildings and improvements           $        -    32,426,000          32,426,000
Furnishings                                           223,000             223,000
                                     ----------   -----------         -----------
Total                                         -    38,220,000          38,220,000
Accumulated depreciation                      -   (10,225,000)        (10,225,000)
Allowance for impairment of value             -   (12,981,000)        (12,981,000)
                                     ----------   -----------         -----------
Real estate, net                     $        -   $15,014,000         $15,014,000
                                     ==========   ===========         ===========

                      MRI BUSINESS PROPERTIES FUND, LTD.
                            (a limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

3. REAL ESTATE (continued)

                                                     Commercial
                                         Hotel       Properties      Total
                                     -----------   ------------- -----------
1994:
Land                                 $        -    $ 5,571,000   $ 5,571,000
Buildings and improvements            37,229,000    31,223,000    68,452,000
Furnishings                           13,180,000       213,000    13,393,000
                                     -----------   -----------   -----------
Total                                 50,409,000    37,007,000    87,416,000
Accumulated depreciation             (24,703,000)   (9,584,000)  (34,287,000)
Allowance for impairment of value              -   (10,581,000)  (10,581,000)
                                     -----------   -----------   -----------
Real estate, net                     $25,706,000   $16,842,000   $42,548,000
                                     ===========   ===========   ===========


     The Partnership sold the Dallas Marriott Quorum hotel on October 24, 1994 (see Note 8).

     For details of the properties with an allowance for impairment of value, see Note 4.

4.   PROVISION FOR IMPAIRMENT OF VALUE

     During fiscal year 1992 the Partnership determined that based upon current economic conditions, projected future operational cash flows, continued low absorption rates and high vacancy rates in comparable commercial properties, the decline in values of Norwood Tower Office Building, located in Austin, Texas, Resource Park West Office Building located in Lakewood, Colorado, Priest Office Building, located in Tempe, Arizona and One Empire Place Office Building, located in Dallas, Texas, were other than temporary and that recovery of their carrying values was not likely. Accordingly, a provision for impairment of value of $11,109,000 (consisting of $6,426,000 on Norwood Tower Office Building, $1,640,000 on Resource Park West Office Building, $1,315,000 on Priest Office Building and $1,728,000 on One Empire Place Office Building) was recognized in fiscal year 1992. In fiscal year 1993 an additional provision for impairment of value of $625,000 was recognized on One Empire Place Office Building to further reduce the carrying value of the property due to continued deterioration of the Dallas, Texas market (see Note 8). During fiscal year 1994, the Partnership determined based on current economic conditions, projected future operational cash flows and high vacancy rates, the decline in Parkway Village Shopping Center's value was other than temporary and that recovery of the carrying value is not likely. A provision for impairment of value of $1,200,000 was recognized in fiscal year 1994 to reduce the carrying value of the property to its estimated fair value. During fiscal year 1995, the Partnership determined that based

                      MRI BUSINESS PROPERTIES FUND, LTD.
                            (a limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

4.      PROVISION FOR IMPAIRMENT OF VALUE (continued)

     on current economic conditions, projected operational cash flows (including estimated sales proceeds), and high vacancy rates in comparable commercial properties, the value of Norwood Tower Office Building declined further and is other than temporary and recovery is not likely. Accordingly, an additional provision for impairment of value of $2,400,000 was recognized to reduce the carrying value of the property to its estimated fair value. Carrying value includes the cost of the property less accumulated depreciation plus unamortized deferred costs.

5.   NOTES PAYABLE

     In December 1993 the Partnership obtained a 5 year $1,180,000 non-recourse loan at an interest rate of 8.5 percent per annum secured by Resource Park West Office Building. The loan matures in December 1998 (fiscal year 1999) and amortizes over a 15 year period. The proceeds from the loan were used to fund necessary repairs to the exterior of Norwood Tower Office Building and increase working capital reserves. Principal payments are required as follows:

                1996               $    48,000
                1997                    52,000
                1998                    56,000
                1999                   954,000
                                   -----------
                Total              $ 1,110,000
                                   ===========

6.   MINIMUM FUTURE RENTAL REVENUES

     Minimum future rental revenues from properties under operating leases having non-cancelable lease terms in excess of one year at September 30, 1995 are as follows:

                1996             $   2,317,000
                1997                 1,928,000
                1998                 1,488,000
                1999                 1,156,000
                2000                   925,000
                Thereafter           1,639,000
                                  ------------
                Total             $  9,453,000
                                  ============

     Rental income from the Dallas Marriott Quorum Hotel leaseback agreement was $85,000, $5,733,000 and $4,906,000 in 1995, 1994 and 1993, respectively.
     The leaseback agreement also provided that the Partnership was responsible for land lease payments and property taxes (see Note 8).

                      MRI BUSINESS PROPERTIES FUND, LTD.
                            (a limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

7.   RENTAL COMMITMENTS AND CONTINGENCIES

     The land lease, which was due to expire in 2007, was terminated on October 24, 1994 in connection with the sale of the Partnership's Dallas Marriott Quorum Hotel (see Note 8). Rental expenses for all operating leases (including the land lease) were $59,000, $702,000 and $559,000 in 1995,
     1994 and 1993, respectively.

     The Partnership is currently negotiating a lease extension with a tenant that occupies 75% of the Partnership's Mardot II office/warehouse complex, whose lease expires in March 1996. A significant portion of the unoccupied space at Parkway Village Shopping Center is currently being marketed to potential long term tenants. In addition, a tenant's lease for approximately 41% of Parkway Village Shopping Center expires on October 31, 1996.

8.   SALE OF PROPERTIES AND EXTRAORDINARY GAIN ON EXTINGUISHMENT OF DEBT

     On October 24, 1994, the Partnership sold its Dallas Marriott Quorum Hotel
     for $29,815,000.  After   repayment of the first and second mortgage loan
     balances of $22,221,000 (including $170,000 of accrued interest) and $5,000,000, respectively, deferred interest of $750,000 and closing costs and adjustments of $515,000, the cash received by the Partnership was $1,329,000. Under the terms of the agreement, cash in the hotel's bank account of approximately $1,980,000 was retained by the purchaser, to be used as a partial repayment of the second loan. Accrued but unpaid interest of approximately $4,596,000 on the second loan was forgiven by the lender. The sale resulted in a gain of $2,097,000 and an extraordinary gain on extinguishment of debt of $4,596,000.

     On July 7, 1994, the Partnership's One Empire Place Office Building property was sold to an unaffiliated buyer for $457,000. After expenses of the sale of approximately $37,000, the Partnership received $420,000 of proceeds. The loss on the sale was $156,000. Provisions for impairment of value totaling $2,353,000 were recorded in fiscal years 1992 and 1993.

9.   CONTRACT FOR SALE OF PROPERTY

     In December 1995, the Partnership entered into a contract to sell its Norwood Tower Office Building for $5,750,000. The sale, which is subject to purchaser's due diligence, is expected to close in April 1996. If the sale is consummated, the Partnership expects to receive net proceeds of approximately $5,500,000. For financial statement purposes, no gain or loss on sale would be recognized, since the Partnership has already provided for an impairment of value (see Note 4).


10.  RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING

     The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows:

                      MRI BUSINESS PROPERTIES FUND, LTD.
                            (a limited partnership)

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 YEARS ENDED SEPTEMBER 30, 1995, 1994 AND 1993

10.   RECONCILIATION TO INCOME TAX METHOD OF ACCOUNTING (Continued)

                                                              1995                1994               1993
                                                         ------------       -------------       ------------
Net income (loss) - financial statements                 $  4,139,000        $ (2,200,000)      $ (2,172,000)
Differences resulted from:
  Depreciation                                             (1,256,000)         (2,378,000)        (2,460,000)
  Gain on sale of property                                 15,355,000                   -                  -
  Provision for impairment of value                         2,400,000           1,200,000            625,000
  Loss on property disposition                                      -          (1,082,000)                 -
  Other                                                       100,000             120,000             30,000
                                                         ------------       -------------       ------------

Net income (loss) - income tax method                    $ 20,738,000        $ (4,340,000)      $ (3,977,000)
                                                         ============       =============       ============
Taxable income (loss) per limited partnership
  unit after giving effect to the allocation to the
  general partner                                        $        220       $         (52)      $        (48)
                                                         ============       =============       ============
Partners' equity - financial statements                  $ 18,009,000       $  13,870,000       $ 16,070,000
Differences resulted from:
  Deferred sales commissions and organization costs         9,079,000           9,079,000          9,079,000
  Depreciation                                            (10,200,000)        (24,419,000)       (23,339,000)
  Provision for impairment of value                        12,981,000          10,581,000         11,734,000
  Payments credited to properties and improvements            675,000             713,000            739,000
  Other                                                       566,000             546,000            426,000
                                                         ------------       -------------       ------------
Partners' equity - income tax method                     $ 31,110,000       $  10,370,000       $ 14,709,000
                                                         ============       =============       ============

                                                                   SCHEDULE III

                      MRI BUSINESS PROPERTIES FUND, LTD.
                            (a limited partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              SEPTEMBER 30, 1995

COLUMN                     COLUMN            COLUMN        COLUMN               COLUMN              COLUMN     COLUMN      COLUMN
  A                          B                 C             D                    E                   F          G           H

                                             Initial       Cost
                                             Cost to    Capitalized       Gross Amount at Which
                                             Partner-    Subsequent        Carried at Close of
                                               ship    to Acquisition           Period(1)
                                             -------- ----------------- --------------------------
                                                                                                    Accumu-
                                                                                                     lated
                                                                                                   Deprecia-
                                              Build-                             Build-            tion and
                                               ings                               ings             provision   Year of      Date
                                               and                                and               for im-      Con-        of
                           Encumb-           Improve- Improve- Carrying         Improve-           pairment     struc-     Acqui-
Description                brances    Land     ments   ments   Costs(6)  Land    ments    Total(2)  (3)(4)       tion      sition
-----------               --------   ------  -------- -------- -------- ------  --------  -------- ---------   -------     ------
                                                             (Amounts in thousands)
PARTNERSHIP:

Commercial Properties:

Priest Office Building,
 Tempe, Arizona           $      -   $  690  $ 2,549  $  667   $ (59)   $  687  $ 3,160   $ 3,847  $ 2,257      1981         4/84

Mardot II Building,
 Tempe, Arizona                  -      580    1,965     239       -       580    2,204     2,784      779      1974         4/84

Parkway Village Shopping
 Center,
 Atlanta, Georgia                -      563    3,763   1,370     (52)      563    5,081     5,644    2,793      1976         6/84

Norwood Tower Office
 Building,
 Austin, Texas (5)               -    3,589   15,918    (385)      -     3,062   16,060    19,122   13,654      1929         1/85
                            ------   ------   ------- ------   -----    ------  -------   -------  -------
Total Partnership                -    5,422    24,195  1,891    (111)    4,892   26,505    31,397   19,483

SUBSIDIARY:
Resource Park West Office
 Building,
 Lakewood, Colorado          1,110      777     6,094    816    (864)      679    6,144     6,823    3,723      1982         1/84
                            ------   ------   ------- ------   -----    ------  -------   -------  -------
TOTAL                       $1,110   $6,199   $30,289 $2,707   $(975)   $5,571  $32,649   $38,220  $23,206
                            ======   ======   ======= ======   =====    ======  =======   =======  =======

                           See accompanying notes.

                                                              SCHEDULE III

                      MRI BUSINESS PROPERTIES FUND, LTD.
                            (a limited partnership)

                   REAL ESTATE AND ACCUMULATED DEPRECIATION
                              SEPTEMBER 30, 1995

NOTES:
(1)     The aggregate cost for Federal income tax purposes is $39,421,000.

(2)     Balance, October 1, 1992                                                $   89,004,000
        Improvements capitalized subsequent to acquisition                           1,146,000
                                                                                --------------
        Balance, September 30, 1993                                                 90,150,000
        Improvements capitalized subsequent to acquisition                           1,217,000
        Cost of commercial property sold                                            (3,951,000)
                                                                                --------------
        Balance, September 30, 1994                                                 87,416,000
        Improvements capitalized subsequent to acquisition                           1,212,000
        Cost of properties sold                                                    (50,408,000)
                                                                                --------------
        Balance, September 30, 1995                                             $   38,220,000
                                                                                --------------

(3)     Balance, October 1, 1992                                                $   41,209,000
        Additions charged to expense                                                 2,626,000
        Provision for impairment of value                                              625,000
                                                                                --------------
        Balance, September 30, 1993                                                 44,460,000
        Additions charged to expense                                                 2,571,000
        Accumulated depreciation of commercial property sold                        (1,010,000)
        Provision for impairment of value on commercial property sold               (2,353,000)
        Provision for impairment of value                                            1,200,000
                                                                                --------------
        Balance, September 30, 1994                                                 44,868,000
        Additions charged to expense                                                   762,000
        Accumulated depreciation of properties sold                                (24,824,000)
        Provision for impairment of value                                            2,400,000
                                                                                --------------
        Balance, September 30, 1995                                             $   23,206,000
                                                                                --------------

(4)     Depreciation is computed on lives ranging from six to 39 years.

(5) In August 1991, Registrant was assigned the joint venture partner's interest in the property, upon dissolution of the joint venture.

(6) Certain revenues received from the original sellers in excess of the properties net operating income for a specified period of time after acquisition, have been applied as a reduction of the cost of the related property.

Item 9. Changes in and Disagreements with Accountants and Accounting and Financial Disclosures.

      Effective April 22, 1994, Registrant dismissed its prior Independent Auditors, Deloitte & Touche ("Deloitte") and retained as its new Independent Auditors, Imowitz Koenig & Co., LLP. Deloitte's Independent Auditors' Report on Registrant's financial statements for fiscal years ended September 30, 1993 and 1992 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles. The decision to change Independent Auditors was approved by the Managing General Partner's Directors. During fiscal years ended 1992, 1993 and through April 22, 1994 there were no disagreements between Registrant and Deloitte on any matter of accounting principles or practices, financial statement disclosure, or auditing scope of procedure which disagreements if not resolved to the satisfaction of Deloitte, would have caused it to make reference to the subject matter of the disagreements in connection with its reports.

     Effective April 22, 1994, Registrant engaged Imowitz Koenig & Co., LLP as its Independent Auditors. During the last two fiscal years and through April 22, 1994, Registrant did not consult Imowitz Koenig & Co., LLP regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

                                   PART III

Item 10.   Directors and Executive Officers of Registrant.

      Neither Registrant, Montgomery Realty Company-83 ("MRC"), the general partner of Registrant, nor FRI, the general partner of MRC, has any officers or directors. NPI Equity Investments II, Inc. ("NPI Equity II"), the Managing General Partner of FRI, manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters affecting its business. NPI Equity is a wholly owned subsidiary of National Property Investors, Inc. ("NPI"). NPI Equity II and its affiliates also control, or act as, the managing general partner of 28 other public limited partnerships. All of these partnerships are engaged in the acquisition, leasing and disposition of real estate. As of December 1, 1995, the names, ages and positions held by executive officers and directors of NPI Equity II are as follows:

                                                             Has served as a
                                                             Director and/or
                                                             Officer of NPI
Name and Age                   Positions Held                Equity II since
------------                   --------------                ----------------
Michael L. Ashner (43)         President and Director        12/93

Martin Lifton (63)             Chairman and Director         12/93

Arthur N. Queler (49)          Secretary/Treasurer           12/93
                               and Director

Steven Lifton (34)             Vice President and            12/93
                               Director                      (Director 10/94)

W. Edward Scheetz (30)         Director                      10/94

Ricardo Koenigsberger (29)     Director                      10/94

Lee Neibart (45)               Director                      10/94

       Michael L. Ashner has been President and Chairman and Director of NPI and a Director of NPI Property Management Corporation ("NPI Management") since their formation in 1984. As the President and a Director of NPI, Mr. Ashner has been involved with the sponsoring of approximately 35 limited partnerships. Mr. Ashner is also the President and Director of NPI Equity Investments, Inc. ("NPI Equity") and NPI Equity II, each a wholly owned subsidiary of NPI. NPI Equity and NPI Equity II control, or are, the managing general partners of 31 public partnerships. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships. Prior to forming NPI in 1984, Mr. Ashner served as a general partner of seven real estate limited partnerships that were formed by Exeter Capital Corporation to own and operate income producing real estate, including apartments, commercial office space and retail space. He received his A.B. degree cum laude from Cornell University and received a J.D. degree magna cum laude from the University of Miami School of Law, where he was an editor of the law review.

      Martin Lifton is the Chairman of NPI and a Director of NPI Equity, NPI Equity II and NPI Management. In addition, Mr. Lifton is Chairman and President of The

Lifton Company, a real estate investment firm. Since entering the real estate business over 35 years ago, Mr. Lifton has engaged in a wide range of real estate activities, including the purchase of apartment complexes and other properties in the New York City metropolitan area and in the southeastern United States. Mr. Lifton's firm currently owns several apartment buildings in New York City and Mr. Lifton is a partner in four industrial warehouse buildings in California and an office building in Baltimore. In partnership with NPI, Mr. Lifton has purchased interests in five apartment complexes since 1988. Mr. Lifton was also one of the founders of The Bank of Great Neck located in Great Neck, New York, of which he currently is Chairman. Mr. Lifton received his B.S.

degree from the New York University.

      Arthur N. Queler is a co-founder of NPI of which he has been Executive Vice President, Treasurer, Secretary and Director since 1984. Mr. Queler is also the Vice President, Secretary, Treasurer and Director of NPI Management, NPI Equity and NPI Equity II. In addition, since 1983, Mr. Queler has been President of ANQ Securities, Inc., a NASD registered broker-dealer firm which has been responsible for supervision of licensed brokers and coordination with a nationwide broker-dealer network for the marketing of NPI investment programs. Mr. Queler is a certified public accountant. He received his B.A. and M.B.A. degrees from the City College of New York.

      Steven Lifton is a Vice President of NPI having been appointed to this position in January 1991 and has been a director since 1992. In addition, he is a Senior Vice President of The Lifton Company. with The Lifton Company he has had extensive involvement in the budgeting, refinancing, rehabilitation and overall operation of several thousand apartment units. Mr. Lifton has also supervised the operation of other companies affiliated with The Lifton Company which are engaged in the business of real estate brokerage, second mortgage financing, land development and other real estate related activities. Mr. Lifton received his B.B.A. degree from The George Washington University Business School. He is a Director of The Bank of Great Neck.

      W. Edward Scheetz has been a Director of NPI and NPI Equity since October 1994. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private investment fund. Mr. Scheetz has also served as a Director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm. Mr. Scheetz received his A.B. in Economics, Magna Cum Laude, from Princeton University.

      Ricardo Koenigsberger has been a Director of NPI and NPI Equity since October 1994. Since October 1990, Mr. Koenigsberger has been an associate of Apollo and of Lion Advisors, L.P., which acts as financial advisor to and representative for certain institutional investors with respect to securities investments. For more than one year prior thereto, Mr. Koenigsberger was an associate with Drexel Burnham Lambert Incorporated. Mr. Koenigsberger received his B.S. degree from The University of Pennsylvania-Wharton School.

      Lee Neibart has been a Director of NPI and NPI Equity since October 1994. Mr. Neibart has also been an associate of Apollo since December 1993. From 1986 to 1993,

Mr. Neibart also served as Executive Vice President of the Robert Martin Company, a private real estate development and management firm based in Westchester County, New York, and from 1982 to 1985, Mr. Neibart served as President of the New York Chapter of the National Association of Industrial Office Parks, a professional real estate organization. Mr. Neibart holds a B.A. from the University of Wisconsin and an M.B.A. from New York University.


      There are no family relationships between any of the directors or the executive officers of NPI Equity II, except that Martin Lifton is the father of Steven Lifton. Each director and officer of NPI Equity II will hold office until the next annual meeting of stockholders and directors of NPI Equity II and until his successor is elected and qualified.

      Messrs. Ashner, Lifton and Queler currently are the beneficial owners of 66 2/3% of the outstanding stock of NPI.

      Registrant believes, based on written representations received by it, that for the fiscal year ended September 30, 1995, all filing requirements under
Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of Registrant's Securities, Registrant's general partners and officers and directors of such general partners, were complied with.

Item 11.   Executive Compensation.

      Registrant is not required to and did not pay any compensation to the officers or directors of NPI Equity II. NPI Equity II does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions")

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

      Registrant is a limited partnership and has no officers or directors. The managing general partner has discretionary control over most of the decisions made by or for Registrant in accordance with the terms of the Partnership Agreement.

      The following table sets forth certain information regarding limited partnership units of Registrant owned by each person who is known by Registrant to own beneficially or exercise voting or dispositive control over more than 5% of Registrant's limited partnership units, by each of NPI Equity II's directors and by all directors and executive officers of NPI Equity II as a group as of December 1, 1994.

Name and address of            Amount and nature of
Beneficial Owner               Beneficial Owner          % of Class
-------------------            --------------------      ----------
DeForest Ventures I L.P.(1)        25,436(2)               30.96
Michael Ashner (3)                    7.5(4)                  *
Martin Lifton (3)                     7.5(4)                  *
Arthur Queler (1)                     7.5(4)                  *
Steven Lifton (3)                     2.4(4)                  *
Ricardo Koenigsberger (5)              -                      -
Lee Neibart (5)                        -                      -
W. Edward Scheetz (5)                  -                      -

All directors and executive
officers as a group
(eight persons)                      24.9(4)                  *

----------------
* less than 1%
(1) Each of such persons may be reached at 5665 Northside Drive, N.W., Atlanta, Georgia 30328.
(2) Based upon information supplied to Registrant by DeForest Ventures I L.P. on December 1, 1995.
(3) Each of such persons may be reached at 100 Jericho Quadrangle, Jericho, New York 11753.
(4) Represents such persons proportionate interest in units held by QAL Associates II and QALA Associates III, each a general partnership in which, among others, Messrs. Ashner, Martin Lifton, Queler and Steven Lifton are partners.
(5) Each of such persons may be reached at 1301 Avenue of the Americas, New York, New York 10038.

      There are no arrangements known to Registrant, the operation of which may, at a subsequent date, result in a change in control of Registrant, other than as follows:

      (a) In connection with the admission of NPI Equity II as the managing partner of FRI, PRA reserved the right to remove NPI Equity II from its position as managing partner of FRI if certain events occur, such as an event of bankruptcy or the failure to maintain an adequate net worth. In such event, PRA may, but is not required to, assume the position of managing partner of FRI.

      (b) In connection with the loan made by PaineWebber Real Estate Securities, Inc., formerly known as Kidder Peabody Mortgage Capital Corporation ("PaineWebber"), to DeForest Ventures I L.P. ("DeForest I") and DeForest Ventures II L.P., ("DeForest II") in connection with the consummation of the tender offers made for units in Registrant and 18 affiliated limited partnerships, NPI pledged, as collateral for the loan, all of the issued and outstanding capital stock of NPI Equity II. Accordingly, if DeForest I or DeForest II were unable to satisfy its obligations under the loan and PaineWebber were to foreclose on its collateral, PaineWebber would become the sole shareholder of NPI Equity II.

      (c) See Item 1, "Business - Material Events\Change in Control" for information relating to the sale by the stockholders of NPI of all of the issued and outstanding shares of stock of NPI to an affiliate of Insignia.

Item 13.    Certain Relationships and Related Transactions.

      The Partnership Agreement provides that MRC will be reimbursed for actual expenses incurred in providing services required by Registrant. From March 1988 to December 1992 such amounts were assigned pursuant to a services agreement by the general partner and affiliates to Metric Realty Services, L.P., which performed partnership management and other services for Registrant. On January 1, 1993, Metric Management, Inc., a company which is not affiliated with MRC, commenced providing certain property and portfolio management services to Registrant under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partner and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to Metric Management, Inc. On December 16, 1993, the services agreement with Metric Management, Inc. was modified and, as a result thereof, the Managing General Partner assumed responsibility for cash management of Registrant as of December 23, 1993 and for day to day management of Registrant's affairs, including portfolio management, accounting, and investor relations services as of April 1, 1994. Related party expenses for the years ended September 30, 1995, 1994 and 1993 were as follows:

                                             1995         1994           1993
                                             ----         ----           ----
Property Management Fees                    $    -      $       -     $ 39,000
    Reimbursement of expenses:
        Partnership accounting               132,000       69,000       51,000
        Real estate tax deduction fees        61,000       34,000            -
        Professional services                      -            -       13,000
        Investor Services                          -       15,000        8,000
                                            --------       ------    ---------
        Total                               $193,000    $ 118,000    $ 111,000
                                            ========    =========    =========

      The general partner is entitled to receive an allocation of 10% of the net income and net loss, taxable income and taxable loss, and cash available for distribution distributed to partners in an effort to defray some of the expenses related to non-reimbursed expenses and services provided by the general partner and not reimbursed by Registrant. No distribution was made in fiscal year ended September 30, 1995.

      The general partner is also entitled to its continuing interest of two percent of net income and net loss, taxable income and taxable loss and distribution of cash available for distribution; provided, however, that 20% of realized gains from the sale or other disposition of properties is allocated to the general partner until such time as it does not have a deficit capital account, and (ii) two percent of cash from sales or refinancing and working capital reserve. No distributions were made in fiscal year ended September 30, 1995.

                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)(1)(2)   Financial Statements and Financial Statement Schedules:

            See Item 8 of this Form 10-K for Consolidated Financial Statements of Registrant, Notes thereto, and Financial Statement Schedules. (A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)     Exhibits:

              2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated August 17, 1995.

            3,4. Partnership Agreement incorporated by reference to Registrant's
                 Prospectus filed pursuant to Rule 424 (b) of the Securities Act of 1933.

             10. Purchase Agreement among Registrant, as Seller, and HMC
                 Quorum, Inc., incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K dated October 24, 1994.

             16. Letter dated April 27, 1994 from Registrant's Former
                 Independent Auditors incorporated by reference to Registrant's Current Report on Form 8-K dated April 22, 1994.

(b)   Reports on Form 8-K:

              No reports on Form 8-K were filed by Registrant during the last quarter of Registrant's fiscal year except a report dated August 17, 1995 relating to the sale of all of the issued and outstanding shares of stock of National Property Investors, Inc. (Item 1, Change in Control).

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 27th day of December, 1995.

                      MRI BUSINESS PROPERTIES FUND, LTD.

                      By: Montgomery Realty Company-83,
                          its Managing General Partner

                          By: Fox Realty Investors,
                              its Managing General partner

                              By: NPI Equity Investments II, Inc.,
                                  its Managing Partner

                                  By: Michael L. Ashner
                                      Michael L. Ashner
                                      President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of Registrant in their capacities as directors and/or officers of NPI Equity Investments II, Inc., on the dates indicated below.

Signature/Name                 Title                         Date
--------------                 -----                         ----
/s/Michael L. Ashner
Michael L. Ashner              President and Director
                               (Principal Executive
                                Officer)                     December 27, 1995

/s/Martin Lifton
Martin Lifton                  Chairman and Director         December 27, 1995

/s/Arthur N. Queler
Arthur N. Queler               Secretary/ Treasurer and
                               Director (Principal
                               Financial Officer)            December 27, 1995

/s/Steven J. Lifton
Steven J. Lifton               Vice President and Director   December 27, 1995

Exhibit Index

Exhibit                                                             Page
-------                                                             ----
2.    NPI, Inc. Stock Purchase Agreement dated as of                 (a)
      August 17, 1995

3,4.  Partnership Agreement                                          (b)

10.   Purchase Agreement among Registrant, as Seller,                (c)
      and HMC Quorum, Inc.

16.   Letter dated April 27, 1994 from Registrant's                  (d)
      Former Independent Auditors

-----------------------
(a) Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K dated August 17, 1995.

(b) Incorporated by referenced to Registrant's Prospectus filed pursuant to Rule 424 (b) of the Securities Act of 1933.

(c) Incorporated by reference to Exhibit 1 to Registrant's Current Report on Form 8-K dated October 24, 1994.

(d) Incorporated by reference to Registrant's Current Report on Form 8-K dated April 22, 1994.