Form 10-Q
period 1995-12-31
MRI BUSINESS PROPERTIES FUND LTD
filed 1996-02-15
CIK 722886

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q
(Mark One)
     X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 1995

                                       OR

                  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to ___________

                         Commission file number 0-13104

                       MRI Business Properties Fund, Ltd.
             (Exact name of Registrant as specified in its charter)

          California                                   94-2919856
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

      One Insignia Financial Plaza, P.O. Box 1089, Greenville S.C. 29602
           (Address of principal executive office)               (Zip Code)

       Registrant's telephone number, including area code (864) 239-1000

                   5665 Northside Drive N.W., Georgia 30328
  Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes X        No_____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.
                                    1 of 12

      MRI BUSINESS PROPERTIES FUND, LTD. - FORM 10-Q - DECEMBER 31, 1995

                        PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Consolidated Balance Sheets

                                                     December 31, September 30,
                                                        1995         1995

Assets

Cash and cash equivalents                          $  4,015,000   $  3,795,000
Other assets                                            502,000        474,000

Real Estate:
 Real estate                                         38,248,000     38,220,000
 Accumulated depreciation                           (10,329,000)   (10,225,000)
 Allowance for impairment of value                  (12,981,000)   (12,981,000)
                                                   ------------   ------------
Real estate, net                                     14,938,000     15,014,000
Deferred costs, net                                     389,000        414,000
                                                   ------------   ------------
 Total assets                                      $ 19,844,000   $ 19,697,000
                                                   ============   ============

Liabilities and Partners' Equity

Note payable                                        $ 1,099,000    $ 1,110,000
Accounts payable, accrued liabilities and interest      540,000        528,000
Due to affiliate                                           --           50,000
                                                   ------------   ------------
 Total liabilities                                    1,639,000      1,688,000
                                                   ------------   ------------
Partners' Equity:

General partners (deficit)                           (1,045,000)    (1,049,000)
Limited partners equity (82,158 units
  outstanding at December 31, 1995 and
  September 30, 1995)                                19,250,000     19,058,000
                                                   ------------   ------------
 Total partners' equity                              18,205,000     18,009,000
                                                   ------------   ------------
 Total liabilities and partners' equity             $19,844,000    $19,697,000
                                                   ============   ============

                See notes to consolidated financial statements.

                                    2 of 12

      MRI BUSINESS PROPERTIES FUND, LTD. - FORM 10-Q - DECEMBER 31, 1995

Consolidated Statements of Operations

                                                      For the Three Months Ended
                                                       December 31, December 31,
                                                           1995          1994

Revenues:

 Commercial operations                                 $  848,000     $  816,000
 Hotel lease                                                 --           85,000
 Interest and other income                                 41,000         41,000
 Gain on sale of property                                    --        2,097,000
                                                       ----------     ----------
  Total revenues                                          889,000      3,039,000
                                                       ----------     ----------
Expenses:

 Hotel operations                                            --           59,000
 Commercial operations                                    451,000        465,000
 Depreciation                                             104,000        300,000
 Interest                                                  25,000        258,000
 General and administrative                               113,000        125,000
                                                       ----------     ----------
  Total expenses                                          693,000      1,207,000
                                                       ----------     ----------
Income before extraordinary item                          196,000      1,832,000

Extraordinary item:
 Gain on extinguishment of debt                              --        4,596,000
                                                       ----------     ----------
 Net income                                            $  196,000     $6,428,000
                                                       ==========     ==========
Net income per limited partnership unit:

 Income before extraordinary item                          $ 2.34        $ 17.26
 Extraordinary item                                          --            44.76
                                                       ----------     ----------
 Net income                                                $ 2.34        $ 62.02
                                                       ==========     ==========

                See notes to consolidated financial statements.

                                    3 of 12

      MRI BUSINESS PROPERTIES FUND, LTD. - FORM 10-Q - DECEMBER 31, 1995

Consolidated Statement of Partners' Equity (Deficit)
For the Three Months Ended December 31, 1995

                                        General         Limited        Total
                                       Partners'       Partners'      Partners'
                                       (Deficit)        Equity         Equity

Balance - October 1, 1995             $(1,049,000)    $19,058,000    $18,009,000

 Net income                                 4,000         192,000        196,000
                                      -----------     -----------    -----------
Balance - December 31, 1995           $(1,045,000)    $19,250,000    $18,205,000
                                      ===========     ===========    ===========

                See notes to consolidated financial statements.

                                    4 of 12

MRI BUSINESS PROPERTIES FUND, LTD. - FORM 10-Q - DECEMBER 31, 1995

Consolidated Statements of Cash Flows

                                                     For the Three Months Ended
                                                     December 31,   December 31,
                                                         1995          1994

Operating Activities:

Net income                                            $   196,000   $ 6,428,000
Adjustments to reconcile net income to net
  cash provided by (used in) operating activities:
 Gain on sale of property                                   --       (2,097,000)
 Extraordinary gain on extinguishment of debt               --       (4,596,000)
 Depreciation and amortization                            139,000       334,000
 Deferred costs paid                                      (10,000)      (14,000)
 Provision for doubtful receivables                         --           (1,000)
Changes in operating assets and liabilities:
 Other assets                                             (28,000)     (159,000)
 Accounts payable, accrued liabilities and interest        12,000    (1,294,000)
 Due to affiliate                                         (50,000)         --
                                                      -----------   -----------
Net cash provided by (used in) operating activities       259,000    (1,399,000)
                                                      -----------   -----------
Investing Activities:

Net proceeds from sale of property                          --       27,681,000
Additions to real estate                                  (28,000)     (401,000)
                                                      -----------   -----------
Net cash (used in) provided by investing activities       (28,000)   27,280,000
                                                      -----------   -----------
Financing Activities:

Satisfaction of notes payable                               --      (27,051,000)
Notes payable principal payments                          (11,000)      (17,000)
                                                      -----------   -----------
Cash (used in) financing activities                       (11,000)  (27,068,000)
                                                      -----------   -----------
Increase (Decrease) in Cash and Cash Equivalents          220,000    (1,187,000)

Cash and Cash Equivalents at Beginning of Period        3,795,000     5,031,000
                                                      -----------   -----------
Cash and Cash Equivalents at End of Period            $ 4,015,000   $ 3,844,000
                                                      ===========   ===========
Supplemental Disclosure of Cash Flow Information:
 Interest paid in cash during the period                 $ 24,000   $ 1,161,000
                                                      ===========   ===========

                See notes to consolidated financial statements.

                                    5 of 12

      MRI BUSINESS PROPERTIES FUND, LTD. - FORM 10-Q - DECEMBER 31, 1995

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       General

    The accompanying consolidated financial statements, footnotes and discussions should be read in conjunction with the consolidated financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended September 30, 1995.

    The financial information contained herein is unaudited. In the opinion of management, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except for the gain on sale of property and the gain on extinguishment of debt, as discussed in Note 3.

    The results of operations for the three months ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the years ended September 30, 1996 and 1995, respectively.

    On January 19, 1996, the stockholders of NPI, Inc. sold all of the issued and outstanding stock of NPI, Inc. to an affiliate of Insignia Financial Group ("Insignia"). As a result of the transaction, the Managing General Partner of the Partnership is controlled by Insignia. Insignia affiliates now maintain the Partnership books and records and oversee its operations. Property management and asset management services continue to be performed by unaffiliated third parties. The limited partnership units owned by Deforest Ventures I, L.P., representing approximately 31% of total limited partnership units, were not acquired by Insignia.

2.       Transactions with Related Parties

    An affiliate of the Managing General Partner received reimbursement of administrative expenses amounting to $30,000 and $32,000 during the three months ended December 31, 1995 and 1994, respectively. These reimbursements are included in general and administrative expenses.

3.       Gain on Sale of Property and Extraordinary Gain on Extinguishment of
         Debt

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


4.       Subsequent Event

    On January 11, 1996, the Partnership distributed $3,315,000 ($40.35 per unit) and $68,000 to the limited and general partners, respectively, from working capital reserves.

                                    6 of 12

      MRI BUSINESS PROPERTIES FUND, LTD. - FORM 10-Q - DECEMBER 31, 1995

Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.

This item should be read in conjunction with the Consolidated Financial Statements and other items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's remaining real estate properties consist of three office buildings, one office/warehouse complex and one shopping center located in Colorado, Arizona, Texas, and Georgia. The commercial properties are leased to tenants subject to leases currently ranging from one to seven years. All of Registrant's remaining properties generated positive cash flow for the three months ended December 31, 1995. Registrant receives rental income from commercial spaces and is responsible for operating expenses, administrative expenses, capital improvements and debt service payments. Registrant is marketing all of its properties for sale. As of February 1, 1996, two of the eight properties originally purchased by Registrant were sold and one was lost through foreclosure.

Registrant uses working capital reserves from any undistributed cash flow from operations, proceeds from mortgage financings and the sale of properties as its primary sources of liquidity. On January 11, 1996, Registrant distributed $3,315,000 ($40.35 per unit) to the limited partners and $68,000 to the general partners, from working capital reserves. Management is currently negotiating a lease extension with a tenant that occupies 75% of Registrant's Mardot II office/warehouse complex, whose lease expires in March 1996. A significant portion of the unoccupied space at Parkway Village Shopping Center is currently being marketed to potential long term tenants. In addition, a tenant occupying approximately 41% of Parkway Village Shopping Center may not renew its lease, which expires on October 31, 1996. The re-leasing of these spaces might require significant expenditures for tenant installations and leasing commissions. If the spaces are not re-leased, it will have a significant negative impact on Registrant's operations.

Registrant's level of liquidity based upon cash and cash equivalents experienced a $220,000 increase at December 31, 1995, as compared to September 30, 1995. Registrant's $259,000 of cash provided by operating activities was only slightly offset by $28,000 of cash used for improvements to real estate (investing activities) and $11,000 of cash used for mortgage principal payments (financing activities). All other increases (decreases) in certain assets and liabilities are the result of the timing of receipt and payment of various operating activities.

In December 1995, Registrant entered into a contract to sell its Norwood Tower Office Building for $5,750,000. The sale, which is subject to the purchaser's due diligence review and other customary conditions, is expected to close in April 1996. If the sale is consummated, Registrant expects to receive net proceeds of approximately $5,500,000. For financial statement purposes, no gain or loss on sale would be recognized since Registrant has already provided for an impairment of value to reduce the carrying value of the property to its estimated fair value.

                                    7 of 12

      MRI BUSINESS PROPERTIES FUND, LTD. - FORM 10-Q - DECEMBER 31, 1995

Item 2. Management's Discussion and Analysis of
            Financial Condition and Results of Operations.

Liquidity and Capital Resources (Continued)

Working capital reserves are invested in a money market account or in repurchase agreements secured by United States Treasury obligations. The Managing General Partner believes that, if market conditions remain relatively stable, cash flow from operations, when combined with working capital reserves and proceeds from the sale of properties will be sufficient to fund required capital improvements and regular debt service payments in fiscal 1996 and the foreseeable future. In the event that additional resources are required, the Managing General Partner could attempt to arrange further financing, refinancing or borrow under the credit line (of up to $150,000 per property) provided by the Managing General Partner. Registrant has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is Registrant's only unused source of liquidity.

On January 19, 1996, the stockholders of NPI, Inc., the sole shareholder of NPI Equity II, sold to Insignia all of the issued and outstanding stock of NPI, Inc. Insignia has elected new officers and directors of NPI Equity II. The Managing General Partner does not believe these events will have a significant effect on Registrant's liquidity or results of operations or upon the marketing of the Registrant's assets previously initiated by the former officers.

At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the performance of Registrant's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. Registrant is currently marketing its remaining properties for sale. Registrant, however, does not believe it will be able to maximize some of the properties sales prices until a substantial portion of the vacant space is re-leased and leases which are due to expire in 1996 are renewed or the space re-leased. Upon sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement.


Real Estate Market

The national real estate market has suffered from the effects of the real estate recession including, but not limited to, a downward trend in market values of existing properties. In addition, the bailout of the savings and loan associations and sales of foreclosed properties by auction reduced market values and caused a further restriction on the ability to obtain credit. These factors caused a decline in market property values and served to reduce market rental rates and/or sales prices. Management believes, however, that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, relatively low interest rates and the improved economy, have created a more favorable market for Registrant's properties.

                                    8 of 12

      MRI BUSINESS PROPERTIES FUND, LTD. - FORM 10-Q - DECEMBER 31, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.

Results of Operations

Three Months Ended December 31, 1995 vs. December 31, 1994

Operating results (before extraordinary gain on extinguishment of debt) declined by $1,636,000 for the three months ended December 31, 1995, as compared to 1994, as the decrease in revenues of $2,150,000 was only partially offset by the decrease in expenses of $514,000. Operating results declined due to the $2,097,000 gain on sale of Registrant's Dallas Marriott Quorum Hotel in October 1994.

With respect to the remaining properties, operating results improved by $135,000 due to an increase in revenues of $32,000 and a decrease in expenses of $103,000.

With respect to the remaining properties, revenue from commercial operations increased by $32,000 for the three months ended December 31, 1995, as compared to 1994, due to an increase in rental rates at Registrant's Priest, Norwood Tower and Resource Park West Office Buildings and increased occupancy at Registrant's Parkway Village Shopping Center. Occupancy and rental rates remained relatively constant at Registrant's remaining properties. In addition, interest income remained constant.

With respect to the remaining properties, expenses decreased for the three months ended December 31, 1995, as compared to 1994, primarily due to a decrease in depreciation expense of $77,000. Depreciation expense decreased due to the additional provision for impairment of value recorded on Registrant's Norwood Tower Office Building in June 1995, which was slightly offset by an increase in depreciation expense due to fixed asset additions. Commercial operations and interest expense remained relatively constant. In addition, general and administrative expenses decreased by $12,000 during the three months ended December 31, 1995, as compared to 1994.

                                    9 of 12

      MRI BUSINESS PROPERTIES FUND, LTD. - FORM 10-Q - DECEMBER 31, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.

Properties

A description of the properties in which Registrant has an ownership interest during the period covered by this Report, together with occupancy and room rate data follows:

                      MRI BUSINESS PROPERTIES FUND, LTD.

                        OCCUPANCY AND ROOM RATE SUMMARY


                                                               Average
                                                          Occupancy Rate (%)

                                                             Three Months
                                               Date             Ended
                                                of            December 31,
Name and Location                 Size       Purchase       1995       1994
-----------------                 ----       --------       ----       ----
Commercial Buildings:

Resource Park West Office
  Building                      61,000         01/84        100         100
Lakewood, Colorado              sq. ft.

Priest Office Building          31,000         04/84        100         100
Tempe, Arizona                  sq. ft.

Mardot II Building              67,000         04/84        100         100
Tempe, Arizona                  sq. ft.

Parkway Village Shopping
  Center                       116,000         06/84         61          56
Atlanta, Georgia                sq. ft.

Norwood Tower Office
  Building                     121,000         01/85         96          96
Austin, Texas                   sq. ft.

                                    10 of 12

      MRI BUSINESS PROPERTIES FUND, LTD. - FORM 10-Q - DECEMBER 31, 1995


                          PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

No report on Form 8-K was required to be filed during the period.

                                    11 of 12

      MRI BUSINESS PROPERTIES FUND, LTD. - FORM 10-Q - DECEMBER 31, 1995

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       MRI BUSINESS PROPERTIES FUND, LTD.

                                       By:     MONTGOMERY REALTY COMPANY 83,
                                               its Managing General Partner

                                       By:     FOX REALTY INVESTORS,
                                               its Managing General Partner

                                       By:     NPI Equity Investments II, Inc.,
                                               its Managing Partner

                                               /S/ William H. Jarrard Jr.
                                               William H. Jarrard Jr.
                                               President and Director

                                               /S/ Ronald Uretta
                                               Ronald Uretta
                                               Principal Financial Officer
                                               And Principal Accounting Officer

                                    12 of 12