Form 10-Q
period 1996-03-31
MRI BUSINESS PROPERTIES FUND LTD
filed 1996-05-17
CIK 722886

FORM 10-Q--QUARTERLY REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        Quarterly or Transitional Report
               (As last amended in Rel. No. 312905, eff. 4/26/93.)


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-Q

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                  For the quarterly period ended March 31, 1996


[  ]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
      Exchange Act of 1934

                  For the transition period.........to.........
             (Amended by Exchange Act Rel. No. 312905, eff. 4/26/93)


                         Commission file number 0-13104



                       MRI BUSINESS PROPERTIES FUND, LTD.
             (Exact name of registrant as specified in its charter)



          California                                           94-2919856
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

                          One Insignia Financial Plaza
                        Greenville, South Carolina 29602
                    (Address of principal executive offices)

                                 (864) 239-1000
                              Issuer's phone number



Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .





                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                     MRI BUSINESS PROPERTIES FUND, LTD.

                           CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)


                                                        March 31,   September 30,
                                                          1996           1995
                                                       (Unaudited)       (Note)
 Assets
      Cash and cash equivalents                        $      911      $    3,795
      Receivables and other assets                            340             474
      Deferred costs, net                                     366             414
      Investment Properties
            Real estate                                    25,265          25,239
            Accumulated depreciation                      (10,555)        (10,225)

      Investment Properties                                14,710          15,014

                                                       $   16,327      $   19,697

 Liabilities and Partners' Capital (Deficit)

 Liabilities
      Accounts payable and accrued liabilities         $      405      $      528
      Due to affiliate                                         --              50
      Mortgage note payable                                 1,087           1,110

 Partners' Capital (Deficit):

      General partners                                     (1,113)         (1,049)
      Limited partners (82,158 units issued
     and outstanding at March 31, 1996 and
         September 30, 1995)                               15,948          19,058

                                                       $   16,327      $   19,697


        Note: The balance sheet at September 30, 1995, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
           See Accompanying Notes to Consolidated Financial Statements

b)                     MRI BUSINESS PROPERTIES FUND, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                       For the Six Months Ended
                                                        March 31,      March 31,
                                                          1996           1995
 Revenues:

    Commercial operations                              $   1,683      $   1,651
    Hotel lease                                               --             85
    Interest income                                           63             63
    Gain on sale of property                                  --          2,097

       Total revenues                                      1,746          3,896

 Expenses:
    Hotel operations                                          --             59
    Commercial operations                                    911            961
    Depreciation                                             330            471
    Interest                                                  50            283
    General and administrative                               246            250

       Total expenses                                      1,537          2,024

 Income before extraordinary item                            209          1,872

 Extraordinary item:
    Gain on extinguishment of debt                            --          4,596

    Net income                                         $     209      $   6,468

 Net income allocated to general partners              $       4      $   1,334

 Net income allocated to limited partners                    205          5,134

 Net income                                            $     209      $   6,468

 Net income per limited partnership unit:

    Income before extraordinary item                   $   2.49       $   17.73
    Extraordinary item                                       --           44.76

    Net income                                         $   2.49       $   62.49

 Distribution per limited partnership unit             $  40.35       $      --

           See Accompanying Notes to Consolidated Financial Statements


b)                     MRI BUSINESS PROPERTIES FUND, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                       For the Three Months Ended
                                                        March 31,       March 31,
                                                          1996           1995
 Revenues:

    Commercial operations                             $       835      $      835
    Hotel lease                                                --              --
    Interest income                                            22              22

       Total revenues                                         857             857

 Expenses:
    Hotel operations                                           --              --
    Commercial operations                                     460             496
    Depreciation                                              226             171
    Interest                                                   25              25
    General and administrative                                133             125

       Total expenses                                         844             817

    Income before extraordinary item                           13              40
    Extraordinary item:
       Gain on extinguishment of debt                          --              --

    Net income                                         $       13      $       40

 Net income allocated to general partners              $       --      $        1

 Net income allocated to limited partners                      13              39

 Net income                                            $       13      $       40

 Net income per limited partnership unit:              $      .16      $      .47

 Distribution per limited partnership unit             $    40.35      $       --

           See Accompanying Notes to Consolidated Financial Statements


c)                     MRI BUSINESS PROPERTIES FUND, LTD.

                    STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)


                                  Limited
                                Partnership     General        Limited
                                   Units       Partners'       Partners       Total
Original capital contributions     82,158       $    --      $  82,158      $  82,158

Partners' capital (deficit) at
    September 30, 1995             82,158       $(1,049)     $  19,058      $  18,009

Distributions paid to partners         --           (68)        (3,315)        (3,383)

Net income for the six
    months ended March 31, 1996        --             4            205            209

Partners' capital (deficit) at
    March 31, 1996                 82,158       $(1,113)     $  15,948      $  14,835

           See Accompanying Notes to Consolidated Financial Statements

d)                     MRI BUSINESS PROPERTIES FUND, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)

                                                         For the Six Months ended
                                                         March 31,      March 31,
                                                           1996           1995
 Cash flows from operating activities:
 Net income                                              $     209      $   6,468
 Adjustments to reconcile net income to net
    cash provided by (used in) operating activities:
       Gain on sale of property                                 --         (2,097)
       Extraordinary gain on extinguishment of debt             --         (4,596)
       Depreciation                                            330            471
       Amortization                                             69             67
       Provision for doubtful receivables                       --              1
 Changes in accounts:
       Receivables and other assets                            133            (39)
       Deferred costs                                          (20)           (26)
       Accounts payable and accrued liabilities               (122)        (1,360)
       Due to affiliate                                        (50)            --

            Net cash provided by (used in) operating
                 actitivies                                    549         (1,111)

 Cash flows from investing activities
    Net proceeds from sale of property                          --         27,681
    Property improvements and replacements                     (27)          (898)

            Net cash (used in) provided by investing
                activities                                     (27)        26,783

 Cash flows from financing activities:
 Repayment of notes payable                                     --        (27,051)
 Mortgage notes payable payments                               (23)           (28)
 Distribution to partners                                   (3,383)            --

            Net cash used in financing                      (3,406)       (27,079)

 Decrease in Cash and Cash Equivalents                      (2,884)        (1,407)

 Cash and Cash Equivalents at Beginning of Period            3,795          5,031

 Cash and Cash Equivalents at End of Period              $     911      $   3,624

 Supplemental Disclosure of Cash Flow Information
    Interest paid in cash during the period              $      47      $   1,185

           See Accompanying Notes to Consolidated Financial Statements


e)                     MRI BUSINESS PROPERTIES FUND, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note A - Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Managing General Partner, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six and three month period ended March 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended September 30, 1995.

Certain reclassifications have been made to the 1995 information to conform to the 1996 presentation.

Note B - Transactions with Affiliated Parties

MRI Business Properties Fund, Ltd. (the "Partnership") has no employees and is dependent on its general partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:


                                                         For the Six Months Ended
                                                                 March 31,
                                                            1996           1995
Reimbursement for services of affiliates (included
   in general and administrative expenses)                 $77,000        $54,000


For the period from January 19, 1996, to March 31, 1996, the Partnership insured its property under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.


Note B - Transactions with Affiliated Parties (continued)

The managing general partner of the Partnership is Montgomery Realty Company-83 ("Montgomery"), a California limited partnership of which Fox Realty Investors ("FRI"), a California general partnership, is the managing general partner. Effective March 31, 1996, Montgomery Realty Corporation, a California corporation, withdrew as the co-general partner in Montgomery. The associate general partner of the Partnership is MRI Associates, Ltd., a California limited partnership, of which FRI is the general partner, and Two Broadway Associates II, an affiliate of Merrill lynch, Pierce, Fenner & Smith, Incorporated, is the limited partner.

On December 6, 1993, NPI Equity Investment II, Inc. ("NPI Equity II" or the "Managing General Partner") became the managing partner of FRI. As a result, NPI Equity II became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnership sponsored by FRI and/or its affiliates. The Managing General Partner is a wholly owned subsidiary of NPI.

On August 17, 1995, the stockholders of NPI entered into an agreement to sell to IFGP Corporation, a Delaware corporation, an affiliate of Insignia Financial Group, Inc., a Delaware corporation ("Insignia"), all of the issued and outstanding common stock of NPI, for an aggregate purchase price of $1,000,000. The closing of the transactions contemplated by the above mentioned agreement (the "Closing") occurred on January 19, 1996.

Upon the Closing, the officers and directors of NPI and NPI Equity resigned and IFGP Corporation caused new officers and directors of each of those entities to be elected.


Note C - Gain on Sale of Property and Extraordinary Gain on Extinguishment of
Debt

On October 24, 1994, the Partnership sold its Dallas Marriott Quorum Hotel for $29,815,000. After repayment of the first and second mortgage loan balances of $22,221,000 (including $170,000 of accrued interest) and $5,000,000, respectively, deferred interest of $750,000 and closing costs and adjustments of $515,000, the cash received by the Partnership was $1,329,000. Under the terms of the agreement, cash in the hotel's bank account of approximately $1,980,000 was retained by the purchaser to be used as a partial repayment of the second
loan.   Accrued but unpaid interest of approximately $4,596,000 on the second loan was forgiven by the lender. The sale resulted in a gain of $2,097,000 and an extraordinary gain on extinguishment of debt of $4,596,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Partnership's investment properties consist of three office buildings, one office/warehouse complex and one shopping center located in Colorado, Arizona, Texas, and Georgia. The following table sets forth the average occupancy of the properties for the six months ended March 31, 1996 and 1995:

                                                   Average
                                                  Occupancy
Property                                     1996           1995

Resource Park West Office Building
   Lakewood, Colorado                        100%            99%

Priest Office Building
   Tempe, Arizona                            100%            100%

Mardot II Building
   Tempe, Arizona                            100%            100%

Parkway Village Shopping Center
   Atlanta, Georgia                           77%            67%

Norwood Tower Office Building
   Austin, Texas                              96%            97%


During fiscal 1994, one of Parkway Village Shopping Centers tenants moved out. Although this space was temporarily filled by a month-to-month tenant in early fiscal 1995, this tenant also vacated in April 1995. A portion of this space has been leased in the 1996 fiscal year.

The Partnership reported net income of approximately $209,000 for the six months ended March 31, 1996, versus net income of approximately $6,468,000 for the comparable period in 1995. This decrease in net income is primarily due to the gain on sale of Dallas Marriott Quorum Hotel and gain on extinguishment of debt in connection with this sale in fiscal 1995. Offsetting this decrease in net income is a decrease in depreciation and interest expenses. These decreases are also due to the sale of the Marriott discussed above. Also contributing to the decrease in deprecation is the provision of impairment of value of $2,400,000 which was recognized on Norwood Tower Office Building in fiscal 1995.

As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rent, maintain or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.


At March 31, 1996, the Partnership had unrestricted cash of approximately $911,000 as compared to approximately $3,624,000 at March 31, 1995. Net cash provided by operating activities increased for the six month period ended March 31, 1996 as compared to the six month period ended March 31, 1995 due to the change in accounts payable and other liabilities primarily due to the payment of deferred interest in connection with the sale of the Dallas Marriott Quorum Hotel in 1995. Net cash provided by investing activities decreased due to the proceeds received in 1995 for the sale of the Marriott hotel. This change was offset by a decrease in property improvements and replacements resulting from substantial improvements at Norwood Tower in 1995 with no such project in 1996. Net cash used in financing activities decreased for the six month period ended March 31, 1996, as compared to the six month period ended March 31, 1995, due to payments of approximately $27,051,000 to satisfy the debt on the Marriott Quorum Hotel in connection with the sale. Offsetting this change is the distribution made to the partners in the second quarter of fiscal 1996.

An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

Management is currently negotiating a lease extension with a tenant that occupies 75% of the Partnership's Mardot II office/warehouse complex which is expected to be finalized in the third quarter of fiscal 1996. A significant portion of the unoccupied space at Parkway Village Shopping Center is currently being marketed to potential long term tenants. In addition, a tenant occupying approximately 41% of Parkway Village Shopping Center may not renew its lease, which expires on October 31, 1996. The re-leasing of these spaces might require significant expenditures for tenant installations and leasing commissions. If the spaces are not re-leased, it will have a significant negative impact on the Partnership's operations.

All of the Partnership's remaining properties other than Resource Park are currently under contract for sale. It is expected that the sale of Norwood Tower Office Building will be consummated in the third fiscal quarter for a contract sales price of approximately $5,700,000, subject to adjustments. The Partnership anticipates that it will receive net proceeds of approximately $5,400,000 from this sale. The sales of Mardot II, Priest and Parkway Village, which are subject to the purchaser's due diligence review and other customary conditions, are expected to close during the fourth fiscal quarter of 1996. The contract purchase price for Mardot II, Priest and Parkway Village is approximately $2,600,000, $1,675,000 and $3,100,000 respectively.

The Partnership, due to its fiscal year end of September 30, may be obligated under Section 444 of the Internal Revenue Code to deposit funds with the IRS effectively advancing the liability of its partners. The deposit is due May 15 and the current year's required deposit is in excess of the Partnership's available funds. The general partner is currently exploring its alternatives in this matter. No liability for this deposit has been recorded in the accompanying financial statements.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $1,087,000 is collateralized by Resource Park West and has a balloon payment due in January 1999, at which time the property will either be refinanced or sold. At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the performance of the Partnership's remaining properties and the markets in which such properties are located and on the sales price of the remaining properties. Upon sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the partnership agreement. The Partnership paid approximately $3,383,000 in distributions to the partners in the first six months of fiscal year 1996. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made in 1995.


                        PART II - OTHER INFORMATION



ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

   a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

   b) Reports on Form 8-K: A Form 8-K dated January 19, 1996, was filed reporting the change in control of the Partnership.







                                   SIGNATURES

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




                                       MRI BUSINESS PROPERTIES FUND, LTD.

                                       By:  MONTGOMERY REALTY COMPANY 83,
                                            its Managing General Partner

                                       By:  FOX REALTY INVESTORS,
                                            its Managing General Partner

                                       By:  NPI EQUITY INVESTMENTS, II INC.
                                            its managing general partner


                                       By:  /s/ William H. Jarrard, Jr.
                                            William H. Jarrard, Jr.
                                            President and Director

                                       By:  /s/ Ronald Uretta
                                            Ronald Uretta
                                            Principal Financial Officer
                                            and Principal Accounting Officer


                                       Date: May 15, 1996