Form 10-Q
period 1996-06-30
MRI BUSINESS PROPERTIES FUND LTD
filed 1996-08-14
CIK 722886

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


                  For the quarterly period ended June 30, 1996


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





                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



a)                     MRI BUSINESS PROPERTIES FUND, LTD.

                           CONSOLIDATED BALANCE SHEETS
                                 (in thousands)


                                                         June 30,    September 30,
                                                          1996            1995
                                                       (Unaudited)       (Note)
 Assets
      Cash and cash equivalents                        $      667      $    3,795
      Receivables and other assets                          6,108             474
      Deferred costs, net                                     225             414
      Investment Properties
            Real estate                                    14,967          25,239
            Accumulated depreciation                       (5,707)        (10,225)

      Investment Properties                                 9,260          15,014

                                                       $   16,260      $   19,697

 Liabilities and Partners' Capital (Deficit)
 Liabilities
      Accounts payable and accrued liabilities         $      248      $      528
      Due to affiliate                                         --              50
      Mortgage note payable                                 1,075           1,110

 Partners' Capital (Deficit):

      General partners                                     (1,111)         (1,049)
      Limited partners                                     16,048          19,058

                                                           14,937          18,009
                                                       $   16,260      $   19,697

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

           See Accompanying Notes to Consolidated Financial Statements


b)                     MRI BUSINESS PROPERTIES FUND, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                       For the Nine Months Ended
                                                        June 30,       June 30,
                                                          1996           1995
 Revenues:

    Commercial operations                              $   2,496      $   2,446
    Hotel lease                                               --             85
    Interest income                                           82            108
    Gain on sale of property                                  65          2,097

       Total revenues                                      2,643          4,736

 Expenses:
    Hotel operations                                          --             59
    Commercial operations                                  1,408          1,402
    Depreciation                                             464            642
    Interest                                                  75            308
    General and administrative                               385            352
    Provision for impairment of value                         --          2,400

       Total expenses                                      2,332          5,163

 Income (loss) before extraordinary item                     311           (427)

 Extraordinary item:
    Gain on extinguishment of debt                            --          4,596

    Net income                                         $     311      $   4,169

 Net income allocated to general partners              $       6      $   1,288

 Net income allocated to limited partners                    305          2,881

 Net income                                            $     311      $   4,169

 Net income per limited partnership unit:

    Income (loss) before extraordinary item            $   3.71       $   (9.69)
    Extraordinary item                                       --           44.76

    Net income                                         $   3.71       $   35.07

 Distribution per limited partnership unit             $  40.35       $      --

           See Accompanying Notes to Consolidated Financial Statements


b)                     MRI BUSINESS PROPERTIES FUND, LTD.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                        (in thousands, except unit data)

                                                       For the Three Months Ended
                                                         June 30,       June 30,
                                                          1996           1995
 Revenues:

    Commercial operations                             $       813      $      795
    Interest income                                            19              45
    Gain on disposal of property                               65              --

       Total revenues                                         897             840

 Expenses:
    Commercial operations                                     497             441
    Depreciation                                              134             171
    Interest                                                   25              25
    General and administrative                                139             102
    Provisions for impairment of value                         --           2,400
       Total expenses                                         795           3,139

    Net income (loss)                                  $      102      $   (2,299)

 Net income (loss) allocated to general partners       $        2      $      (46)

 Net income (loss) allocated to limited partners              100          (2,253)

 Net income (loss)                                     $      102      $   (2,299)

 Net income (loss) per limited partnership unit:       $     1.22      $   (27.42)

           See Accompanying Notes to Consolidated Financial Statements


c)                     MRI BUSINESS PROPERTIES FUND, LTD.

              CONSOLIDATED STATEMENT OF PARTNERS' CAPITAL (DEFICIT)
                                   (Unaudited)
                        (in thousands, except unit data)

                                  Limited
                                Partnership     General        Limited
                                   Units       Partners'       Partners       Total
Original capital contributions     82,158       $    --      $  82,158      $  82,158

Partners' (deficit) capital at
    September 30, 1995             82,158       $(1,049)     $  19,058      $  18,009

Distributions paid to partners         --           (68)        (3,315)        (3,383)

Net income for the nine
    months ended June 30, 1996         --             6            305            311

Partners' (deficit) capital at
    June 30, 1996                  82,158       $(1,111)     $  16,048      $  14,937


          See Accompanying Notes to Consolidated Financial Statements


d)                     MRI BUSINESS PROPERTIES FUND, LTD.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (in thousands)


                                                        For the Nine Months ended
                                                         June 30,       June 30,
                                                           1996          1995
 Cash flows from operating activities:
 Net income                                              $     311      $   4,169
 Adjustments to reconcile net income to net
    cash provided by operating activities:
       Gain on sale of property                                (65)        (2,097)
       Extraordinary gain on extinguishment of debt             --         (4,596)
       Provision for impairment of value                        --          2,400
       Depreciation                                            464            642
       Amortization                                            122            100
       Provision for doubtful receivables                       --              9
 Changes in accounts:
       Receivables and other assets                           (473)          (110)
       Deferred costs                                           (8)           (62)
       Accounts payable and accrued liabilities               (279)           (21)
       Due to affiliate                                        (50)            --

            Net cash provided by operating
                 actitivies                                     22            434

 Cash flows from investing activities
    Net proceeds from sale of property                         300         26,400
    Property improvements and replacements                     (33)        (1,075)

            Net cash provided by investing
                activities                                     267         25,325

 Cash flows from financing activities:
 Repayment of notes payable                                     --        (27,051)
 Mortgage notes payable payments                               (34)           (39)
 Distribution to partners                                   (3,383)            --

            Net cash used in financing activities           (3,417)       (27,090)

 Decrease in cash and cash equivalents                      (3,128)        (1,331)

 Cash and cash equivalents at beginning of period            3,795          5,031

 Cash and cash equivalents at end of period              $     667      $   3,700

 Supplemental disclosure of cash flow information
    Interest paid in cash during the period              $      70      $   1,209
 Supplemental disclosure of non-cash investing
    activity:
 Proceeds receivable on sale of property                 $   5,182      $      --

           See Accompanying Notes to Consolidated Financial Statements

e)                     MRI BUSINESS PROPERTIES FUND, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


Note A - Basis of Presentation

   The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended June 30, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the year ended September 30, 1995.

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

   The following transactions with affiliates of Insignia Financial Group, Inc. ("Insignia"), National Property Investors, Inc. ("NPI"), and affiliates of NPI were charged to expense in 1996 and 1995:

                                                        For the Nine Months Ended
                                                                 June 30,
                                                            1996           1995
Reimbursement for services of affiliates (included
   in general and administrative expenses)                $114,000        $60,000


   For the period from January 19, 1996, to June 30, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

   On December 6, 1993, NPI Equity became the managing general partner of FRI. As a result, NPI Equity became responsible for the operation and management of the business and affairs of the Partnership and the other investment partnership sponsored by FRI and/or its affiliates. The Managing General Partner is a wholly owned subsidiary of NPI.

   Pursuant to a series of transactions which closed during the first half of 1996, affiliates of Insignia acquired (i) control of NPI Equity, the managing general partner of FRI, and (ii) all of the issued and outstanding shares of stock of Fox Capital Management Corporation ("FCMC"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and FCMC.

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

   On June 28, 1996, the Partnership sold Norwood Tower Office Building for $5,725,000. After the payment of closing costs and related expenses of approximately $243,000, the Partnership received proceeds of $300,000 as of June 30, 1996, and the remaining proceeds of $5,182,000 in July, 1996. This sale resulted in a gain of $65,000 for financial statement purposes.

Note D - Subsequent Event

   On July 24, 1996, the Partnership sold its Mardot II property to an unrelated third party for $2,600,000. The Partnership received cash of approximately $2,368,000 in July, 1996.

Note E - Pro Forma Financial Information

   The following pro forma consolidated balance sheet as of June 30, 1996, and the pro forma consolidated statements of operations for the twelve months ended September 30, 1995, and the nine months ended June 30, 1996, give effect to the sale of Mardot II. The adjustments related to the pro forma consolidated balance sheet assume the transaction was consummated at June 30, 1996, while the adjustments to the pro forma consolidated income statements assume the transaction was consummated at the beginning of the year presented. The sale occurred on July 24, 1996.

   The pro forma adjustments required are to eliminate the assets, liabilities and operating activity of Mardot II and to reflect consideration received for the property.

   These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the periods presented or what may be achieved in the future.


                      PRO FORMA CONSOLIDATED BALANCE SHEET
                                  June 30, 1996
                                   (Unaudited)
                                 (in thousands)


                                                                       Pro Forma
                                                        Historical    Adjustments    Pro Forma
         Assets
           Cash and cash equivalents                    $    667      $  2,368       $  3,035
           Deferred costs, net                               225            (8)           217
           Other assets                                    6,108            (1)         6,107
           Investment properties:
              Real estate                                 14,967        (2,784)        12,183
              Accumulated depreciation                    (5,707)          834         (4,873)
           Real estate, net                                9,260        (1,950)         7,310

                                                        $ 16,260      $    409       $ 16,669

         Liabilities and Partners' Equity
         Liabilities
           Accrued expenses and other liabilities       $    248      $    (31)      $    217
           Mortgage notes payable                          1,075            --          1,075

                                                           1,323           (31)         1,292

         Partners' Capital                                14,937           440         15,377

                                                        $ 16,260      $    409       $ 16,669

Note E - Pro Forma Financial Information (continued)


                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                      For the Year Ended September 30, 1995
                        (in thousands, except unit data)

                                                                       Pro Forma
                                                        Historical    Adjustments    Pro Forma
                                                        (Audited)
         Revenues:
           Commercial operations                        $  3,223       $  (368)      $  2,855
           Hotel lease                                        85            --             85
           Interest income                                   139            --            139
           Gain on sale of properties                      2,097            --          2,097
           Total revenues                                  5,544          (368)         5,176

         Expenses:
           Hotel operations                                   78            --             78
           Commercial operations                           1,957          (106)         1,851
           Interest                                          333            --            333
           Depreciation                                      762           (69)           693
           General and administrative                        471            --            471
           Provision for impairment of value               2,400            --          2,400
              Total expenses                               6,001          (175)         5,826

         Net loss before extraordinary item                 (457)         (193)          (650)

         Extraordinary item:

           Gain on extinguishment of debt                  4,596            --          4,596

              Net income (loss)                         $  4,139       $  (193)      $  3,946

         Net income (loss) per limited partnership
           unit:
           Loss before extraordinary item               $ (10.05)      $ (2.30)      $ (12.35)
           Extraordinary item                              44.76            --          44.76

              Net income (loss)                         $  34.71       $ (2.30)      $  32.41


Note E - Pro Forma Financial Information (continued)


                 PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                     For the Nine Months Ended June 30, 1996
                                   (Unaudited)
                        (in thousands, except unit data)

                                                                       Pro Forma
                                                        Historical    Adjustments    Pro Forma
         Revenues:
           Commercial operations                        $  2,496       $  (275)      $  2,221
           Interest income                                    82            --             82
           Gain on sale of properties                         65            --             65
              Total revenues                               2,643          (275)         2,368

         Expenses:
           Commercial operations                           1,408           (95)         1,313
           Interest                                           75            --             75
           Depreciation                                      464           (54)           410
           General and administrative                        385            --            385
              Total expenses                               2,332          (149)         2,183

              Net income (loss)                         $    311       $  (126)      $    185
         Net income (loss) per limited
           partnership unit                             $   3.71       $ (1.50)      $   2.21


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Partnership's investment properties consist of three office buildings, one office/warehouse complex and one shopping center located in Colorado, Arizona, Texas, and Georgia. The following table sets forth the average occupancy of the properties for the nine months ended June 30, 1996 and 1995:

                                                   Average
                                                  Occupancy
Property                                     1996           1995

Resource Park West Office Building
  Lakewood, Colorado                          99%            99%

Priest Office Building
  Tempe, Arizona                             100%            100%

Mardot II Building
  Tempe, Arizona (sold July 24, 1996)        100%            100%

Parkway Village Shopping Center
  Atlanta, Georgia                            74%            64%

Norwood Tower Office Building
  Austin, Texas (sold June 28, 1996)          N/A            97%


  During fiscal 1994, one of Parkway Village Shopping Center's tenants moved out. Although this space was temporarily filled by a month-to-month tenant in early fiscal 1995, this tenant also vacated in April 1995. A portion of this space has been leased in the 1996 fiscal year.

  The Partnership reported net income of approximately $311,000 for the nine months ended June 30, 1996, versus a net income of approximately $4,169,000 for the corresponding period of 1995. The decrease in net income can be attributed to the fact that there was a $2,097,000 gain that was recognized on the sale of the Marriott Quorum hotel and the corresponding $4,596,000 gain on the extinguishment of debt related to the same sale. These gains were recognized in fiscal year 1995. Despite the recognition of these gains, there was a $2,400,000 impairment of value recognized on Norwood Tower Office Building.
This impairment partially offset the gains. The sale of the Marriott Quorum Hotel resulted in lower depreciation and interest expense for the nine months ended June 30, 1996. These decreases, as well as having no impairment of value recognized in fiscal year 1996, resulted in higher income before extraordinary items. On June 28, 1996, the Partnership sold Norwood Tower Office Building for $5,725,000. The Partnership had received $300,000 in proceeds on this sale at June 30, 1996. In July 1996, the Partnership received the remaining sales proceeds of approximately $5,182,000. A financial statement gain on the sale of the building of approximately $65,000 was recognized at June 30, 1996.

  For the three month period ended June 30, 1996, the Partnership reported net income of approximately $102,000 versus a net loss of $2,299,000 for the corresponding three months of 1995. The increase in net income can be attributed to the recognition of the $2,400,000 impairment of value on Norwood Tower Office Building discussed in the preceding paragraph.

  As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its investment properties to assess the feasibility of increasing rents, maintain or increasing occupancy levels and protecting the Partnership from increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

  At June 30, 1996, the Partnership had unrestricted cash of approximately $667,000 as compared to approximately $3,700,000 at June 30, 1995. Net cash provided by operating activities decreased as compared to June 30, 1995, due to changes in accounts receivable and other assets in connection with the sale of Norwood Tower Office Building. The Partnership also recorded an increase in other assets related to the requirement under Section 444 of the Internal Revenue Code to deposit funds of $700,000 with the Internal Revenue Service due to its fiscal year end of September 30. The total deposit with the Internal Revenue Service will be refunded in fiscal year 1997. Net cash provided by investing activities decreased due to the proceeds for the sale of the Marriott Quorum Hotel of $26,400,000 received in 1995. The sale of Norwood Tower Office Building generated proceeds of approximately $300,000 at June 30, 1996. Net cash used in financing activities decreased due to the satisfaction in fiscal 1995 of approximately $27,051,000 in mortgages that were encumbering the Marriott Quorum Hotel. In the second fiscal quarter of 1996, approximately $3,383,000 was distributed to the limited and general partners.

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

  The sale of Norwood Tower Office Building was consummated on June 28, 1996 for a contract sales price of $5,725,000. The Partnership received net proceeds of approximately $5,482,000 from this sale (including an earnest money deposit of $300,000). The sale of Mardot II was consummated on July 24, 1996, for $2,600,000. All of the Partnership's remaining properties are currently under contract for sale. The sale of Priest Office Building, which is subject to the purchaser's due diligence review and other customary conditions, is expected to close during the fourth fiscal quarter of 1996. The sales of Parkway Village and Resource Park West Office Building, which are subject to the purchaser's due diligence review and other customary conditions, are expected to close during the first fiscal quarter of 1997. The contract purchase price for Priest Office Building, Parkway Village, and Resource Park West Office Building is approximately $1,675,000, $3,100,000, and $4,025,000 respectively.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the various properties to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. The mortgage indebtedness of $1,075,000 is collateralized by Resource Park West and has a balloon payment due in January 1999, at which time the property will either be refinanced or sold. At this time, it appears that the investment objective of capital growth will not be attained and that a significant portion of invested capital will not be returned to investors. The extent to which invested capital is returned to investors is dependent upon the performance of the Partnership's remaining properties; and the markets in which such properties are located; and the sales price of the remaining properties. Upon sale of all properties and termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement. The Partnership paid approximately $3,383,000 in distributions to the partners in the first nine months of fiscal year 1996. Future cash distributions will depend on the levels of net cash generated from operations, property sales, and the availability of cash reserves. No cash distributions were made in 1995.


                        PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

  b)  Reports on Form 8-K:  None filed during the quarter ended June 30, 1996.



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


                                       Date: August 14, 1996