Form 10-K
period 1996-09-30
MRI BUSINESS PROPERTIES FUND LTD
filed 1996-12-30
CIK 722886

FORM 10-K--ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
             (As last amended in Rel. No. 34-31905, eff 10/26/93.)

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                 For the fiscal year ended September 30, 1996
                                      or
[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                For the transition period.........to.........

                        Commission file number 0-13104

                       MRI BUSINESS PROPERTY FUND, LTD.
          (Exact name of the Registrant as specified in its charter)

        California                                        94-2919856
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)

One Insignia Financial Plaza, P.O. Box 1089
    Greenville, South Carolina                               29602
(Address of principal executive offices)                  (Zip Code)

                   Issuer's telephone number (864) 239-1000

            Securities registered under Section 12(b) of the Act:

                                     None

            Securities registered under Section 12(g) of the Act:

                          Limited Partnership Units
                               (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (' 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X] (Amended by Exch. Act Rel No. 28869, eff. 5/1/91.)

State the aggregate market value of the voting partnership interests held by non-affiliates of the Registrant. The aggregate market value shall be computed by reference to the price at which the partnership interests were sold, or the average bid and asked prices of such partnership interests, as of a specified date within 60 days prior to the date of filing. Market value information for the Registrant's partnership interests is not available.


                        MRI BUSINESS PROPERTY FUND, LTD.

                                     PART I

Item 1. Business

     MRI Business Property Fund, Ltd. (the "Partnership") was organized in 1983 as a California limited partnership under the California Uniform Limited Partnership Act. The Managing General Partner of the Partnership is Montgomery Realty Company- 83, a California limited partnership of which Fox Realty Investors ("FRI"), a California general partnership, is the Managing General Partner and Montgomery Realty Corporation, a California corporation, is the co-general partner. The associate general partner of the Partnership is MRI Associates, Ltd., a California limited partnership, of which FRI is the general partner, and Two Broadway Associates II, an affiliate of Merrill Lynch, Pierce, Fenner & Smith, Incorporated, is the limited partner.

     The Partnership's Registration Statement, filed pursuant to the Securities Act of 1933 (No. 2-84975), was declared effective by the Securities and Exchange Commission on October 12, 1983. The Partnership marketed its securities pursuant to its Prospectus dated October 12, 1983 which was thereafter supplemented (hereinafter the "Prospectus"). This Prospectus was filed with the Securities and Exchange Commission pursuant to Rule 424(b) of the Securities Act of 1933, and such Prospectus as supplemented is incorporated by reference herein.

     The principal business of the Partnership is and has been to acquire (either directly or through joint ventures), hold for investment, and ultimately sell existing business oriented properties such as office and industrial buildings, hotels and other commercial properties. The Partnership is a
"closed" limited partnership real estate syndicate of the unspecified asset type.

     Beginning in October 1983 through February 10, 1984, the Partnership offered and sold $82,158,000 in Limited Partnership Units. The net proceeds of this offering were used to purchase interests in eight income-producing properties. The Partnership's original property portfolio was geographically diversified with properties acquired in five states. The acquisition activities of the Partnership were completed on January 1, 1985, and since that time the principal activity of the Partnership has been managing its portfolio. Due to an increased demand for commercial properties in the market in which the Partnership's remaining properties are located and the economic return, the Partnership has focused on the liquidation of its assets since the mid 1990s. In November 1990, one property was placed in receivership by the lender and in March 1991 it was acquired through foreclosure by the lender of the first note. The Partnership sold one of its properties during fiscal 1994, one of its properties during the first quarter of fiscal 1995 and three of its properties during fiscal 1996 (see detailed discussion below). The Partnership is currently marketing its remaining property for sale. The Partnership's investment property, Resource Park West, was sold subsequent to the fiscal year-end on October 22, 1996. However, there can be no assurance that the Partnership will be able to sell its remaining property at a price acceptable to the Partnership. See Item 2, "Property" for a description of the Partnership's property.

     The Partnership is involved in only one industry segment, as described above. The Partnership does not engage in any foreign operations or derive revenues from foreign sources.

     Both the income and expenses of operating the property owned by the Partnership are subject to factors outside of the Partnership's control, such as over-supply of similar properties resulting from over-building, increases in unemployment or population shifts, or changes in patterns or needs of users.

     Expenses, such as local real estate taxes and miscellaneous management expenses, are subject to change and cannot always be reflected in rental rate increases due to market conditions. The profitability and marketability of developed real property may be adversely affected by changes in general and local economic conditions and in prevailing interest rates, and favorable changes in such factors will not necessarily enhance the profitability or marketability of such property. Even under the most favorable market conditions there is no guarantee that the property owned by the Partnership can be sold by it or, if sold, that such sale can be made upon favorable terms.

     There have been, and it is possible there may be other, Federal, state and local legislation and regulations enacted relating to the protection of the environment. The Partnership is unable to predict the extent, if any, to which such new legislation or regulations might occur and the degree to which such existing or new legislation or regulations might adversely affect the property owned by the Partnership.

     The Partnership monitors its property for evidence of pollutants, toxins and other dangerous substances, including the presence of asbestos. In certain cases environmental testing has been performed, which resulted in no material adverse conditions or liabilities. In no case has the Partnership received notice that it is a potentially responsible party with respect to an environmental clean up site.

     The Partnership maintains property and liability insurance on the property and believes such coverage to be adequate.

     The Partnership has no employees. The Partnership's property is managed by an unaffiliated third party management company pursuant to a management agreement with such third party.

     The Partnership's affairs were managed by Metric Management Inc., ("MMI") or a predecessor from March 1988 to December 1993. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, the Partnership's general partner assumed responsibility for cash management of the Partnership as of December 23, 1993, and assumed responsibility for day-to-day management of the Partnership's affairs, including portfolio management, accounting and investor relations services as of April 1, 1994.

     On December 6, 1993, NPI Equity Investment II, Inc. ("NPI Equity II" or the "Managing General Partner") became the managing general partner of FRI. The individuals who had served previously as partners of FRI contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such parties continue to hold indirectly certain economic interests in the Partnership and such other investment limited partnerships, but have ceased to be responsible for the operation and management of the Partnership and such other partnerships.

      On January 19, 1996, the stockholders of National Property Investors, Inc. ("NPI"), the sole shareholder of NPI Equity II, sold all of the issued and outstanding shares of NPI to IFGP Corporation ("IFGP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Upon closing, the officers and directors of NPI Equity II resigned and IFGP elected new officers and directors. In connection with the sale of the NPI stock to IFGP, DeForest Ventures I L.P. sold the 25,436 limited partnership units owned by it to MRI/CPF LLC, an entity comprised of the former NPI shareholders and their affiliates. (See Item 12, "Security Ownership of Certain Beneficial Owners and Management.")

     Insignia, together with its subsidiaries and affiliates, is a fully integrated real estate service company specializing in the ownership and operation of securitized real estate assets. Insignia's principal offices are located in Greenville, South Carolina and its stock is publicly traded on the New York Stock Exchange under the symbol IFS. According to Commercial Property News and the National Multi-Housing Council, Insignia is the largest property manager in the United States, has been the largest manager of residential property since 1992, and is among the largest managers of commercial property. As a full service real estate management organization, Insignia performs property management, asset management, investor services, partnership administration, real estate investment banking, mortgage banking, and real estate brokerage services for various types of property owners.

     On September 3, 1996, the Partnership sold Priest Office Building for a contract price of $1,675,000 to an unrelated third party. After the payment of closing costs and related expenses of approximately $70,000, the Partnership received proceeds of approximately $1,605,000. The sale resulted in a loss of approximately $5,000.

     On July 24, 1996, the Partnership sold its Mardot II property for an aggregate selling price of $2,600,000 to an unrelated third party. After the payment of closing costs and related expenses of approximately $212,000, the Partnership received proceeds of approximately $2,388,000. The sale resulted in a gain of approximately $436,000.

     On June 28, 1996,  the Partnership sold Norwood  Tower Office Building for
$5,725,000.   After  the  payment  of closing  costs  and  related  expenses  of approximately $243,000, the Partnership received proceeds of approximately $5,482,000. The sale resulted in a gain of approximately $15,000.

     On October 22, 1996, the Partnership sold Resource Park West Office Building to an unrelated third party for a contract amount of $4,025,000. After the payment of the note payable, closing costs and related expenses of approximately $136,000, the Partnership received proceeds of approximately $3,889,000. The sale will result in a gain of approximately $859,000 in fiscal year 1997.

      The Partnership is affected by and subject to the general competitive conditions of the commercial and industrial real estate. In addition, the Partnership's property competes in an area which normally contains numerous other properties which may be considered competitive. In fiscal year 1996, markets in many areas began rebounding from the real estate depression which had been caused in part by overbuilding. The over-supply of commercial and industrial property, including those held by banks, savings institutions and the Resolution Trust Corporation, affected the ability of the Partnership to sell such property and their sales prices. The level of sales of existing property and development of new property also had been affected by the limited availability of financing in real estate markets. The Managing General Partner believes, however, that the emergence of new institutional purchasers, including real estate investment trusts and insurance companies, relatively low interest rates and the improved economy, have created a more favorable market for the Partnership's property.

Item 2. Property

     The Partnership originally  acquired eight  properties of  which five  were
sold and one was foreclosed upon by the lender.   As of September 30, 1996,  the
Partnership owned one office building and one shopping center.

           Name and                       Date of
           Location                       Purchase      Type          Size


       Resource Park West                   1/84         Office      61,000
       Office Building (1) (2)                          Building     sq. ft.
       710 Kipling
       Street, Lakewood,
       Colorado

       Parkway Village                      6/84        Shopping     116,000
       Shopping Center (1)                               Center      sq. ft.
       Marietta Parkway
       and Highway 20
       Atlanta, Georgia


(1)  Property is owned by the Partnership in fee.
(2)  Property was sold in October 1996.

     See Item 8, "Financial Statements and Supplementary Data", for information regarding property carrying value and Federal tax basis and any encumbrances to which the property of the Partnership is subject.

     The following chart sets forth the average occupancy rate for the Partnership's remaining property for the fiscal years ended September 30, 1996, 1995, 1994, 1993, and 1992:

                                                         Average
                                                      Occupancy Rate (%)
                                                For the Fiscal Year Ended
                                                       September 30,

                                  1996    1995       1994       1993       1992
Parkway Village Shopping
   Center                          66      58         71         92         86

     (As Resource Park West Office Building was sold October, 1996, the related information for this table is not relevant.)

          The following chart sets forth those tenants at the Partnership's remaining property who occupy 10% or more of the total rentable space at the property at September 30, 1996.

                                                            Annualized
                        Square      Nature of   Expiration  Based Per   Renewal
                        Footage     Business     of Lease    Year (1)   Options

Parkway Village
Shopping Center
Kroger #221 (2)         47,664      Grocery     1996        $ 148,000    5-2 yr.
                                    Store

     (As Resource Park West Office Building was sold October, 1996, the related information for this table is not relevant.)

(1) Represents annualized base rent excluding additional rent due as operating expense reimbursements, percentage rents and future contractual escalation's.
(2) Tenant's lease expired October 1996, and did not exercise its renewal option. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further discussion.

Item 3. Legal Proceedings

     The Partnership is unaware of any pending or outstanding litigation that is not of a routine nature. The Managing General Partner of the Partnership believes that all such pending or outstanding litigation will be resolved without a material adverse effect upon the business, financial condition, or operations of the Partnership.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matter was submitted to a vote of security holders during the period covered by this Report.


                                 PART II

Item 5. Market for The Partnership's Common Equity and Related Stockholder Matters.

     The Limited Partnership Unit holders are entitled to certain  distributions
as provided in  the Partnership Agreement.   No market  for Limited  Partnership
Units exists, nor is any expected to develop.

     No special distributions or distributions from operations were made during the years ended September 30, 1995, 1994, and 1993. In January 1996, the Partnership distributed $3,315,000 ($40.35 per limited partnership unit) to the limited partners and $68,000 to the general partners from working capital reserves. In October 1996, the Partnership distributed $6,860,000 ($83.50 per limited partnership unit) to the limited partners and $140,000 to the general partners from proceeds from the disposition of the Norwood Tower Office Building and Mardot II Building. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for information relating to the Partnership's financial ability to make future distributions.

     As of December 20, 1996, the approximate number of holders of Limited Partnership Units was 4,672.

Item 6. Selected Financial Data

      The following represents selected financial data for the Partnership for the fiscal years ended September 30, 1996, 1995, 1994, 1993, and 1992. The data should be read in conjunction with the consolidated financial statements included elsewhere herein. This data is not covered by the independent auditors' report.

                                     Years Ended September 30,

                             1996        1995        1994        1993        1992
                                     (In thousands, except per unit data)
Total revenues           $  3,494    $   5,544   $  8,954    $  8,273    $   7,475
Income (loss) before
   extraordinary item    $    690    $    (457)  $ (2,200)   $ (2,172)   $ (13,374)
Extraordinary item:
Gain on extinguishment
   of debt                    --         4,596         --          --           --
Net income (loss)        $    690    $   4,139   $ (2,200)   $ (2,172)   $ (13,374)
Net income (loss) per
  limited partnership
    unit (1):
Income (loss) before
  extraordinary item     $   7.25    $  (10.05)  $ (26.24)   $ (25.91)   $ (159.53)
Extraordinary item             --        44.76         --          --           --
Net income (loss)        $   7.25    $   34.71   $ (26.24)   $ (25.91)   $ (159.53)

Total assets             $ 16,566    $  19,697   $ 48,521    $ 50,042    $  51,499
Long-term obligations:
Notes payable and
  capital lease
   obligations           $  1,063    $   1,110   $ 28,211    $ 27,209    $  27,145

(1) $1,000 original contribution per unit, based on weighted average units outstanding during the year, after giving effect to the net income (loss) allocated to the general partner.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

INTRODUCTION

      The operations of the Partnership primarily include owning, operating and ultimately disposing of income-producing real property for the benefit of its partners. Therefore, the following discussion of operations, liquidity and capital resources will focus on these activities and should be read in conjunction with "Item 8 - Financial Statements and Supplementary Data" and the notes related thereto included elsewhere in this report.

FISCAL YEAR 1996 COMPARED TO FISCAL YEAR 1995

     The Partnership reported net income of approximately $690,000 for the twelve months ended September 30, 1996, versus net income of approximately $4,139,000 for the corresponding period of 1995. The decrease in net income can be attributed mainly to property sales. In fiscal 1995, the Partnership sold the Dallas Marriott Quorum Hotel. This sale resulted in a $2,097,000 gain on the sale of the property and a $4,596,000 gain on the extinguishment of the debt related to the property. However, also in fiscal 1995, a $2,400,000 impairment of value was recognized on Norwood Tower Office Building which partially offset the above mentioned gains related to the sale of the Dallas Marriott Quorum
Hotel. There was no impairment of value recognized in fiscal 1996. The Partnership continued to sell properties throughout fiscal 1996. In late June 1996, the Partnership sold the Norwood Tower Office Building. The result of this sale was a gain of $15,000. In July 1996, the Partnership sold the Mardot II Building. This sale resulted in a gain of $436,000. Finally, in September 1996, the Partnership sold Priest Office Building. As of September 30, 1996, this sale resulted in a loss of $5,000. Due to the above mentioned property sales in fiscal 1995 and 1996, the Partnership saw a reduction in overall operating revenues as well as operating expenses. The Partnership also saw a significant decrease in depreciation expense due to the reduction of depreciable assets related to the sales. Overall interest expense was also affected due to the extinguishment of the mortgage on the Dallas Marriott Quorum Hotel in fiscal year 1995.

     The operating revenues and expenses at the remaining property were relatively stable on an overall basis. The operating results for Resource Park West increased due to increases in tenant reimbursements. The operating results for Parkway Village decreased due to decreases in tenant reimbursement revenue as well as an increase in real estate tax expense. The increase in real estate tax expense is primarily due to the fiscal year 1995 taxes being under appeal. In fiscal year 1996 this appeal was settled and the Partnership paid additional taxes. This decrease was partially offset by increase in rental rates and occupancy. Subsequent to fiscal year end, the occupancy rate decreased to 23% due to the property's largest tenant not exercising its renewal option.

FISCAL YEAR 1995 COMPARED TO FISCAL YEAR 1994

     The Partnership reported net income of $4,139,000 for the twelve months ended September 30, 1995, as compared to a net loss of $2,200,000 for the corresponding period in 1994. Operating results before extraordinary gain on extinguishment of debt improved by $1,743,000 for the year ended September 30, 1995, as compared to 1994, as the decrease in expenses of $5,153,000 was only partially offset by the decrease in revenues of $3,410,000. Operating results improved due to the $2,097,000 gain on sale of the Partnership's Dallas Marriott Quorum Hotel in October 1994 and improved operations primarily due to the sale of One Empire Place in July 1994, which were partially offset by the $2,400,000 provision for impairment of value recorded on the Partnership's Norwood Tower Office Building in June 1995. With respect to the remaining properties, operating results declined by $1,009,000 for the year ended September 30, 1995, as compared to 1994, due to the $2,400,000 provision for impairment of value on the Partnership's Norwood Tower Office Building.

      With respect to the remaining properties, revenue from commercial operations increased by $227,000 for the year ended September 30, 1995, as compared to 1994, due to increased occupancy and rental rates primarily at the Partnership's Priest Office Building and increased rental rates at the Partnership's Resource Park West Office building, which were partially offset by a decrease in occupancy at the Partnership's Parkway Village Shopping Center. Occupancy and rental rates remained relatively constant at the Partnership's remaining property. In addition, interest income (excluding the Dallas Marriott Quorum Hotel) increased by $44,000 due to an increase in average working capital reserves available for investment, coupled with an increase in interest rates.

      With respect to the remaining properties, expenses increased for the year ended September 30, 1995, as compared to 1994, primarily due to the $2,400,000 provision for impairment in value recorded on the Partnership's Norwood Tower Office Building, which was partially offset by the $1,200,000 provision for impairment of value recorded on the Partnership's Parkway Village Shopping Center in 1994. The Partnership experienced increases in commercial operations expense of $114,000 and interest expense of $16,000 which was partially offset by a decrease in depreciation expense of $53,000. Commercial operations expense increased primarily due to increased repairs and maintenance expenses at the Partnership's Norwood Tower Office Building. Interest expense increased due to the non-recourse loan secured by the Partnership's Resource Park West Office Building property, obtained in December 1993. Depreciation expense declined due to the provisions for impairment of value recorded on The Partnership's Norwood Tower Office Building and Parkway Village Shopping Center property, which was only slightly offset by an increase in depreciation due to fixed asset additions. General and administrative expenses remained relatively constant.

     As part of the ongoing business plan of the Partnership, the Managing General Partner monitors the rental market environment of its remaining investment property to assess the feasibility of increasing rents, maintaining or increasing occupancy levels and protecting the Partnership from the burden of increases in expense. As part of this plan, the Managing General Partner attempts to protect the Partnership from the burden of inflation-related increases in expenses by increasing rents and maintaining a high overall occupancy level. However, due to changing market conditions, which can result in the use of rental concessions and rental reductions to offset softening market conditions, there is no guarantee that the Managing General Partner will be able to sustain such a plan.

Capital Resources and Liquidity

     At September 30, 1996, the Partnership had unrestricted cash of approximately $8,438,000 as compared to approximately $3,795,000 at September 30, 1995. Net cash used in operating activities increased due to changes in receivables and other assets in connection with the requirement under Section 444 of the Internal Revenue Code to deposit funds of $2,105,000 with the
Internal Revenue Service due to its fiscal year end of September 30. The deposit with the Internal Revenue Service will be refunded in fiscal year 1997. This increase was partially offset by an increase in payments of interest accruals in fiscal year 1995 as compared with fiscal year 1996. Net cash provided by investing activities decreased primarily due to decreases in net proceeds from sales of properties. Net cash used in financing activities decreased primarily due to the satisfaction of notes payable in fiscal year 1995. In the second fiscal quarter of 1996, the Partnership distributed approximately $3,315,000 to the limited partners and $68,000 to the general partners.

     The sale of Norwood Tower Office Building was consummated on June 28, 1996, for a contract sales price of $5,725,000. The Partnership received proceeds of approximately $5,482,000 related to this sale. The sale of Mardot II was consummated on July 24, 1996, at a price of $2,600,000. The Partnership received proceeds of approximately $2,388,000 related to this sale. The sale of Priest Office Building was consummated on September 3, 1996, at a contract amount of $1,675,000. The Partnership received proceeds of approximately $1,605,000 related to this sale. Subsequent to the September 30, 1996, the Partnership sold Resource Park West Office Building. This sale was completed on October 22, 1996, at a contract price of $4,025,000. The Partnership received proceeds of approximately $3,889,000 related to this sale. Currently, the Partnership owns one investment property, Parkway Village Shopping Center. The Partnership is marketing this property for sale but, as of December 1996, it was not under contract.

      The Partnership's  remaining  property  consists of  one  shopping center
located in  Georgia.   The Partnership  receives rental  income from  commercial
spaces and  is  responsible  for operating expenses and administrative expenses.
The Partnership is marketing its remaining property for sale.   Although the
space occupied by Kroger grocery store at the remaining property became vacant in the first quarter of fiscal 1997, the Managing General Partner is still marketing the property for sale as opposed to expending significant amounts
of cash flow  in an  effort to  fully lease the property.   Upon the sale of its
remaining property, it is anticipated that all cash of the Partnership will be distributed, after establishing a sufficient reserve, and the Partnership will be liquidated.

      The Partnership uses working capital reserves from any undistributed cash flow from operations, proceeds from mortgage financings and the sale of properties as its primary source of liquidity. An affiliate of the Managing General Partner has made available to the Partnership a credit line of up to $150,000 per property owned by the Partnership. The Partnership has no outstanding amounts due under this line of credit. Based on present plans, management does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

        The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. In the second fiscal quarter of 1996, the Partnership distributed approximately $3,315,000 to the limited partners and $68,000 to the general partners. Subsequent to September 30, 1996, the Partnership distributed $6,860,000 ($83.50 per limited partnership unit) to the limited partners and $140,000 to the general partners from proceeds from the disposition of the Norwood Tower Office Building and Mardot II Building. Future cash distributions will depend on the levels of net cash generated from operations, property sale and the availability of cash reserves.

Item 8. Financial Statements and Supplementary Data

                       MRI BUSINESS PROPERTIES FUND, LTD.

                       CONSOLIDATED FINANCIAL STATEMENTS

                         YEAR ENDED SEPTEMBER 30, 1996

                                     INDEX


                                                                    Page Number

Independent Auditor's Report                                              12

Financial Statements:
  Consolidated Balance Sheets at September 30, 1996 and 1995              13

  Consolidated Statements of Operations for the Years Ended
       September 30, 1996, 1995, and 1994                                 14

   Consolidated Statements of Partners' Capital (Deficit) for the
       Years Ended September 30, 1996, 1995, and 1994                     15

   Consolidated Statements of Cash Flows for the Years Ended
       September 30, 1996, 1995, and 1994                                 16

   Notes to Consolidated Financial Statements                             17

Consolidated financial statements and financial schedules not included have been omitted because of the absence of conditions under which they are required or because the information is included elsewhere in this Report.



To the Partners
MRI Business Properties Fund, Ltd.
Greenville, South Carolina




                          Independent Auditors' Report



We have audited the accompanying consolidated balance sheets of MRI Business Properties Fund, Ltd. (a limited partnership)(the "Partnership") and its subsidiary as of September 30, 1996 and 1995, and the related consolidated statements of operations, partners' equity and cash flows for each of the three years in the period ended September 30, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Partnership and its subsidiary as of September 30, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.



                                           Imowitz  Koenig & Co., LLP
                                           Certified Public Accountants

New York, New York
November 22, 1996

                       MRI BUSINESS PROPERTIES FUND, LTD.

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands, except unit data)

                                                           September 30,
                                                         1996          1995
ASSETS

Cash and cash equivalents                           $    8,438    $     3,795
Receivables and other assets                             2,301            474

Real Estate:
 Real estate                                             9,658         25,239
 Accumulated depreciation                               (3,953)       (10,225)
Real estate, net                                         5,705         15,014

Deferred costs, net                                        122            414

                                                    $   16,566    $    19,697

LIABILITIES AND PARTNERS' EQUITY

Note payable                                        $    1,063    $     1,110
Accounts payable and accrued
  liabilities                                              179            520
Accrued interest                                             8              8
Due to affiliate                                            --             50

                                                         1,250          1,688

Commitments and Contingencies

Partners' Equity:

General partners' deficit                               (1,023)        (1,049)
Limited partners' equity (82,158
  units outstanding at
   September 30, 1996 and 1995)                         16,339         19,058

                                                        15,316         18,009
                                                    $   16,566    $    19,697

          See accompanying notes to consolidated financial statements



                       MRI BUSINESS PROPERTIES FUND, LTD.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                        (in thousands, except unit data)

                                                Years Ended September 30,

                                               1996        1995        1994
Revenues:
 Commercial                                $   2,887   $   3,223   $   3,069
 Hotel Lease                                      --          85       5,733
 Interest income                                 161         139         152
 Gain on sale of properties                      446       2,097          --

 Total revenues                                3,494       5,544       8,954

Expenses (including $116,000, $193,000
  and $118,000 paid to joint venture
   partners, general partners and
     affiliates in 1996, 1995 and 1994):
     Hotel operations                             --          78       1,226
     Commercial operations                     1,711       1,957       1,980
     Interest                                     99         333       3,553
     Depreciation                                550         762       2,571
     General and administrative                  444         471         468
     Provision for impairment of value            --       2,400       1,200
     Loss on sale of property                     --          --         156

     Total expenses                            2,804       6,001      11,154

Income (loss) before extraordinary item          690        (457)     (2,200)

Extraordinary item:

     Gain on extinguishment of debt               --       4,596          --

Net income (loss)                          $     690   $   4,139   $  (2,200)

Net income (loss) allocated to general
  partner                                  $      94   $   1,287   $     (44)
Net income (loss) allocated to limited
  partners                                       596       2,852      (2,156)
Net income (loss)                          $     690   $   4,139   $  (2,200)

Net income (loss) per limited
partnership unit:

     Income (loss) before
       extraordinary item                  $    7.25   $  (10.05)  $  (26.24)

     Extraordinary item                           --       44.76          --

Net income (loss)                          $    7.25   $   34.71   $  (26.24)
Distribution per limited partnership unit  $   40.35   $      --   $      --

          See accompanying notes to consolidated financial statements

                       MRI BUSINESS PROPERTIES FUND, LTD.

             CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (DEFICIT)

                 YEARS ENDED SEPTEMBER 30, 1996, 1995, AND 1994
                        (in thousands, except unit data)

                                      Limited       General      Limited      Total
                                    Partnership    Partners'    Partners'    Partner
                                       Units       (Deficit)     Equity       Equity
Original capital contributions         82,158    $    100     $   82,158   $   82,258

Partners' (deficit) capital at
  September 30, 1993                   82,158    $ (2,292)    $   18,362   $   16,070

   Net loss for the year ended
    September 30, 1994                    --          (44)        (2,156)      (2,200)

Partners' (deficit) capital at
  September 30, 1994                   82,158      (2,336)        16,206       13,870

   Net income for the year ended
    September 30, 1995                    --        1,287          2,852        4,139

Partners' (deficit) capital at
  September 30, 1995                   82,158      (1,049)        19,058       18,009

  Distributions paid to partners                      (68)        (3,315)      (3,383)

  Net income for the year
   ended September 30, 1996               --           94            596          690

Partners (deficit) capital at         82,158     $ (1,023)    $   16,339   $   15,316
September 30, 1996

          See accompanying notes to consolidated financial statements

                       MRI BUSINESS PROPERTIES FUND, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                 Years Ended September 30,

                                               1996         1995         1994
Cash flows from operating activities:

Net income (loss)                          $     690    $   4,139    $  (2,200)
Adjustments to reconcile net
 income (loss) to net cash (used in)
  provided by operating activities:
   (Gain) loss on sale of properties            (446)      (2,097)         156
   Extraordinary gain on extinguishment
     of debt                                      --       (4,596)          --
   Depreciation and amortization                 684          897        2,755
   Accrued interest added to principal            --           57          130
   Provision for impairment of value              --        2,400        1,200
   Provision for doubtful receivables             34           20           30
   Changes in operating assets and
     liabilities:
       Receivables and other assets           (1,927)        (166)         382
       Deferred costs paid                        (7)         (84)        (145)
       Accounts payable and accrued
         liabilities                            (341)        (259)        (306)
       Due to affiliate                          (50)          50           --
       Accrued interest                           --         (965)          --

Net cash (used in) provided by
  operating activities                        (1,363)        (604)       2,002

Cash flows from investing activities:
  Net proceeds from sale of property           9,474       27,681          420
  Additions to real estate                       (38)      (1,212)      (1,217)
  Proceeds from cash investments                  --           --          887

Net cash provided by investing
  activities                                   9,436       26,469           90
Cash flows from financing activities:
  Satisfaction of notes payable                   --      (27,051)          --
  Notes payable proceeds                          --           --        1,180
  Notes payable principal payments               (47)         (50)        (308)
  Distribution to partners                    (3,383)          --           --

Net cash (used in) provided by
  financing activities                        (3,430)      (27,101)        872
Increase (decrease) in cash and
  cash equivalents                             4,643        (1,236)      2,964
Cash and cash equivalents at beginning
  of year                                      3,795         5,031       2,067

Cash and cash equivalents at end of
  year                                     $   8,438    $    3,795   $   5,031
Supplemental disclosure of cash flow
  information:
Interest paid in cash during the year      $      93    $    1,232   $   3,515

          See accompanying notes to consolidated financial statements


                       MRI BUSINESS PROPERTIES FUND, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note A - Organization and Summary of Significant Accounting Policies

Organization

      MRI Business Properties Fund, Ltd. (the "Partnership") is a limited partnership organized under the laws of the State of California to acquire, hold for investment, and ultimately sell income-producing real estate. The Partnership owns one shopping center located in Georgia. The Partnership's Resource Park West property was sold on October 22, 1996. The Partnership is marketing its remaining property for sale. The Managing General Partner is Montgomery Realty Company-83 ("Montgomery"), a limited partnership, and the associate general partner is MRI Associates, Ltd., a limited partnership. Fox Realty Investors ("FRI") is a general partner of Montgomery and of MRI Associates, Ltd. The Partnership was organized on June 20, 1983, but it did not commence operations until October 1983. A capital contribution of $1,000 was made in 1983 by the original limited partner. The remaining capital contributions of $82,157,000 ($1,000 per unit) were made by the limited partners. In addition, the general partners contributed $100,000.

      On December 6, 1993, NPI Equity Investments II, Inc. ("NPI Equity II") became the managing general partner of FRI and assumed operational control over Fox Capital Management Corporation ("FCMC"), an affiliate of FRI. The individuals who had served previously as partners of FRI and as officers and directors of FCMC contributed their general partnership interests in FRI to a newly formed limited partnership, Portfolio Realty Associates, L.P. ("PRA"), in exchange for limited partnership interests in PRA. In the foregoing capacity, such partners continue to hold, indirectly, certain economic interests in the Partnership and such other investment partnerships, but ceased to be responsible for the operation and management of the Partnership and such other partnerships.

      On January 19, 1996, the stockholders of National Property Investors, Inc. ("NPI"), the sole share holder of NPI Equity II, sold all of the issued and outstanding shares of NPI to IFGP Corporation ("IFGP"), an affiliate of Insignia Financial Group, Inc. ("Insignia"). Upon closing, the officers and directors of NPI Equity II resigned and IFGP elected new officers and directors. In connection with the sale of the NPI stock to IFGP, DeForest Ventures I L.P. sold the 25,436 limited partnership units owned by it to MRI/CPF LLC, an entity comprised of the former NPI shareholders and their affiliates. (See Item 12, "Security Ownership of Certain Beneficial Owners and Management.")

     The occupancy rate at the Partnership's remaining property decreased to 23% due to the largest tenant not exercising its renewal option. The Managing General Partner is still marketing the property for sale, as opposed to expending significant amounts of cash flow in an effort to fully lease the property.

Note A - Organization and Summary of Significant Accounting Policies - continued

Consolidation

      The consolidated financial statements include the Partnership and its wholly owned subsidiary, Resource Park West, L.P., which was formed in September 1993. All significant intercompany transactions and balances have been eliminated.

Cash and Cash Equivalents

      For purposes of reporting cash flows, cash and cash equivalents include cash on hand, demand deposits and money market funds.

Concentration of Credit Risk

     The Partnership maintains cash balances at institutions insured up to $100,000 by the Federal Deposit Insurance Corporation ("FDIC"). Balances in excess of $100,000 are usually invested in money market accounts. At times during the year, cash balances exceeded insured levels. At September 30, 1996, the Partnership had $8,070,000 invested in a money market account, which is included in cash and cash equivalents.

Investment in Real Estate

      Investment properties are generally stated at the lower of cost or estimated fair value, which was determined using the net operating income of the investment property capitalized at a rate deemed reasonable for the type of property, adjusted for market conditions, physical condition of the property and other factors to assess whether any permanent impairment in value has occurred. During 1996, the Partnership adopted FASB Statement No. 121, ("FASB 121") "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. The impairment loss is measured by comparing the fair value of the asset to its carrying amount. The adoption of FASB 121 did not have an effect on the Partnership's consolidated financial statements.

Depreciation

      Buildings, improvements and furniture and fixtures are depreciated using the straight line method over the estimated useful lives of the assets, ranging from 5 to 39 years.

Deferred Loan Fees

 Deferred loan fees are amortized using the straight-line method over the lives of the related mortgage notes. Unamortized loan fees are included in deferred costs. At September 30, 1996 and 1995, accumulated amortization of deferred loan fees totaled $18,000 and $12,000, respectively.


Note A - Organization and Summary of Significant Accounting Policies - continued

Lease Commissions

      Deferred lease commissions are amortized using the straight-line method over the lives of the related leases. Such amortization is charged to operating expenses. Unamortized lease commissions are included in deferred costs. At September 30, 1996 and 1995, accumulated amortization of lease commissions totaled $112,000 and $364,000, respectively.

Income Taxes

     The Partnership is classified as a partnership for Federal income tax purposes. Accordingly, no provision for income taxes is made in the consolidated financial statements of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.

      The tax basis of the Partnership's equity is approximately $ 23,623,000.

Fair Value

      In 1995, the Partnership implemented "Statement of Financial Accounting Standards No. 107, Disclosure about Fair Value of Financial Instruments," which requires disclosures of fair value information about financial instruments for which it is practicable to estimate that value. The carrying amount of the Partnership's cash and cash equivalents approximates fair value due to their short-term maturities. The Partnership estimates the fair value of its fixed rate mortgage by discounted cash flow analysis based on estimated borrowing rates currently available to the Partnership approximates the carrying value.

Net Income (Loss) Per Weighted Average limited partnership Unit

      Net income (loss) per Limited Partnership Unit is computed by dividing net income (loss) allocated to the limited partners by 82,158 units outstanding.

Use of Estimates

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.


Note B - Related Party Transactions

      The Partnership has no employees and is dependent on its general partners and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

      On January 1, 1993, Metric Management, Inc., ("MMI"), a company which is not affiliated with the general partners, commenced providing certain property and portfolio management services to the Partnership under a new services agreement. As provided in the new services agreement, effective January 1, 1993, no reimbursements were made to the general partners and affiliates after December 31, 1992. Subsequent to December 31, 1992, reimbursements were made to MMI. On December 16, 1993, the services agreement with MMI was modified and, as a result thereof, NPI Equity II began directly providing cash management and other Partnership services on various dates commencing December 23, 1993.

      The  following  transactions  with   affiliates  of  Insignia,  NPI,  and
affiliates of NPI were charged to expense in 1996, 1995, and 1994 (in thousands):

                               Years ended September 30,
                             1996        1995         1994
Reimbursements for
 services of affiliates      $116        $193         $118
  (included in general
    and administrative
     expenses)

       For the  period  from  January  19,  1996, to  September  30,  1996,  the
Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

       In accordance with the Partnership Agreement, the general partners were allocated their two percent continuing interest in the Partnership's net income
(loss) and taxable income (loss). Gain from disposition of Partnership property and gain on extinguishment of debt were allocated 20% to the general partners until such time as the general partners do not have deficit capital accounts. In January, 1996, the Partnership distributed $3,315,000 ($40.35 per limited partnership unit) to the limited partners and $68,000 to the general partners from working capital reserves. In October 1996, the Partnership distributed $6,860,000 ($83.50 per limited partnership unit) to the limited partners and $140,000 to the general partners from proceeds from the disposition of the Norwood Tower Office Building and Mardot II Building. There were no cash distributions to the general partners for the years ended September 30, 1995, and 1994. Upon termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the terms of the Partnership Agreement.

Note C - Note Payable
(Dollar amounts in thousands)


                       Principal                                     Principal
                      Balance At      Stated                          Balance
                    September 30,    Interest    Period    Maturity   Due At
     Property            1996          Rate     Amortized    Date    Maturity

Resource Park      $      1,063        8.5%    15 years     12/98   $    932
 West Office
  Building,
   Lakewood,
    Colorado

With the sale of Resource Park West on October 22, 1996, the above debt was paid in full (see "Note J").

Note D - Investment Property and Accumulated Depreciation
(Dollar amounts in thousands)


                                           Initial Cost
                                          To Partnership
                                                                   Cost
                                                  Buildings     Capitalized
                                                 and Related     (Removed)
                                                   Personal    Subsequent to
Description             Encumbrances    Land       Property     Acquisition

Parkway Village
 Shopping Center      $        --   $      563  $    3,763    $        148
Resource Park West
 Office Building (1)        1,063          777       6,094          (1,687)

                      $     1,063   $    1,340  $    9,857    $     (1,539)



Note D - Investment Property and Accumulated Depreciation (continued)


                        Gross Amount at Which Carried
                             At September 30, 1996
                             Buildings                Accum-              Depre-
                            And Related               ulated     Date     ciable
                              Personal                Depre-    Acqui-     Life-
    Description      Land     Property     Total     ciation      red      Years

Parkway Village
 Shopping Center   $ 440   $  4,034      $ 4,474   $   1,732   6/84        5-39

Resource Park
 West Office
  Building (1)       453      4,731        5,184       2,221   1/84        5-39

                   $ 893   $  8,765      $ 9,658   $   3,953


(1)  Property was sold October 1996 (See "Note J").

Reconciliation of Investment Property and Accumulated Depreciation:

                                           Years Ended September 30,
Investment Properties                1996 (1)          1995            1994


Balance at beginning of year     $     25,239    $     76,835    $     78,416
  Property Improvements                    38           1,212           1,217
  Property sales                      (15,619)        (50,408)         (1,598)
  Provision for impairment                 --          (2,400)         (1,200)
Balance at end of year           $      9,658    $     25,239    $     76,835


                                            Years Ended September 30,
                                     1996 (1)          1995            1994

Accumulated Depreciation
Balance at beginning of year     $     10,225    $     34,287    $     32,726
  Property Improvements                   550             762           2,571
   Property sales                      (6,822)        (24,824)         (1,010)
Balance at end of year           $      3,953    $     10,225    $     34,287

(1)  Resource Park West was sold October 1996 (see "Note J").

   The aggregate cost of the real estate for Federal income tax purposes at September 30, 1996 and 1995 is $13,272,000 and $39,421,000. The accumulated depreciation taken for Federal income tax purposes at September 30, 1996 and 1995 is $8,309,000 and $20,425,000.

Note E - Provision for Impairment of Value

      During fiscal year 1992 the Partnership determined that based upon current economic conditions, projected future operational cash flows, continued low absorption rates and high vacancy rates in comparable commercial property, the decline in values of Norwood Tower Office Building, located in Austin, Texas, Resource Park West Office Building located in Lakewood, Colorado, Priest Office Building, located in Tempe, Arizona, and One Empire Place Office Building, located in Dallas, Texas, were other than temporary and that recovery of their carrying values was not likely. Accordingly, a provision for impairment of value of $11,109,000 (consisting of $6,426,000 on Norwood Tower Office Building, $1,640,000 on Resource Park West Office Building, $1,315,000 on Priest Office Building and $1,728,000 on One Empire Place Office Building) was recognized in fiscal year 1992. In fiscal year 1993, an additional provision for impairment of value of $625,000 was recognized on One Empire Place Office Building to further reduce the carrying value of the property due to continued deterioration of the Dallas, Texas market. During fiscal year 1994, the Partnership determined based on current economic conditions, projected future operational cash flows, and high vacancy rates, the decline in Parkway Village Shopping Center's value was other than temporary and that recovery of the carrying value is not likely. A provision for impairment of value of $1,200,000 was recognized in fiscal year 1994 to reduce the carrying value of the property to its estimated fair value. During fiscal year 1995, the Partnership determined that based on current economic conditions, projected operational cash flows (including estimated sales proceeds), and high vacancy rates in comparable commercial property, the value of Norwood Tower Office Building declined further and is other than temporary and recovery is not likely. Accordingly, an additional provision for impairment of value of $2,400,000 was recognized to reduce the carrying value of the property to its estimated fair value. Carrying value includes the cost of the property less accumulated depreciation plus unamortized deferred costs. Refer to "Notes H and J" for discussion of property sales.

Note F - Future Rental Revenues

      Minimum future rental revenues from property under operating leases having non-cancelable lease terms in excess of one year at September 30, 1996, are as follows (dollar amounts in thousands):

                         1997                         $   139
                         1998                             104
                         1999                              44
                         2000                              23
                         2001                              --
                      Thereafter                           --
                        Total                         $   310

      Rental income from  the Dallas Marriott  Quorum Hotel leaseback agreement
was $85,000  and  $5,733,000  in 1995  and  1994  respectively.   The  leaseback
agreement also provided that the Partnership was responsible for land lease payments and property taxes (see "Notes G and H").

Note G - Rental Commitments and Contingencies

      The land lease, which was due to expire in 2007, was terminated on October 24, 1994, in connection with the sale of the Partnership's Dallas Marriott Quorum Hotel (see "Note H"). Rental expenses for all operating leases (including the land lease) were $59,000 and $702,000 in 1995 and 1994 respectively.

Note H - Sale of Property and Extraordinary Gain on Extinguishment of Debt

     On September 3, 1996, the Partnership sold Priest Office Building for a contract price of $1,675,000 to an unrelated third party. After the payment of closing costs and related expenses of approximately $70,000, the Partnership received proceeds of approximately $1,605,000. The sale resulted in a loss of approximately $5,000. Provision for impairment of value of $1,315,000 was recorded in fiscal year 1992 (see "Note E").

     On July 24, 1996, the Partnership sold its Mardot II property for an aggregate selling price of $2,600,000 to an unrelated third party. After the payment of closing costs and related expenses of approximately $212,000, the Partnership received proceeds of approximately $2,388,000. The sale resulted in a gain of approximately $436,000.

     On June 28, 1996, the Partnership sold Norwood Tower Office Building for $5,725,000. After the payment of closing costs and related expenses of approximately $243,000, the Partnership received proceeds of approximately $5,482,000. The sale resulted in a gain of approximately $15,000. Provisions for impairment of value totaling $8,826,000 were recorded in fiscal years 1992 and 1995 (see "Note E").

      On October 24, 1994, the Partnership sold its Dallas Marriott Quorum Hotel for $29,815,000. After repayment of the first and second mortgage loan balances of $22,221,000 (including $170,000 of accrued interest) and $5,000,000, respectively, deferred interest of $750,000 and closing costs and adjustments of $515,000, the cash received by the Partnership was $1,329,000. Under the terms of the agreement, cash in the hotel's bank account of approximately $1,980,000, was retained by the purchaser to be used as partial repayment of the second loan. Accrued but unpaid interest of approximately $4,596,000 on the second loan was forgiven by the lender. The sale resulted in a gain of $2,097,000 and an extraordinary gain on extinguishment of debt of $4,596,000.

      On July 7, 1994, the Partnership's One Empire Place Office Building property was sold to an unaffiliated buyer for $457,000. After expenses of the sale of approximately $37,000, the Partnership received $420,000 of proceeds. The loss on the sale was $156,000. Provisions for impairment of value totaling $2,353,000 were recorded in fiscal years 1992 and 1993.

Note I - Distributions

        In January, 1996, the Partnership distributed $3,315,000 ($40.35 per limited partnership unit) to the limited partners and $68,000 to the general partners from working capital reserves. Refer to "Note J" for discussion of distribution made subsequent to September 30, 1996.

Note J - Subsequent Events

     On October 22, 1996, the Partnership sold Resource Park West Office Building to an unrelated third party for a contract amount of $4,025,000. After the payment of the note payable, closing costs and related expenses of approximately $136,000, the Partnership received proceeds of approximately $3,889,000. The sale will result in a gain of approximately $859,000 in fiscal year 1997. Provision for impairment of value of $1,640,000 was recorded in fiscal year 1992 (see "Note E").

     In October 1996, the Partnership distributed $6,860,000 ($83.50 per limited partnership unit) to the limited partners and $140,000 to the general partners from proceeds from the disposition of the Norwood Tower Office Building and Mardot II Building.

Note K - Reconciliation to Income Tax Method of Accounting

      The differences between the method of accounting for income tax reporting and the accrual method of accounting used in the financial statements are as follows (in thousands, except unit data):

                                             1996          1995          1994
Net income (loss)-financial statements   $      690    $    4,139    $    (2,200)
Differences resulted from:
Depreciation                                   (904)       (1,256)        (2,378)
Gain on sale of property                     (3,577)        15,355            --
Provision for impairment of value                --          2,400         1,200
Loss on property disposition                     --             --        (1,082)
Other                                          (313)           100           120

Net (loss) income -income tax method     $   (4,104)   $    20,738   $    (4,340)

Taxable (loss) income per limited
 partnership unit after giving effect
 to the allocation to the general
 partner                                 $      (51)   $       220   $       (52)

Partners' equity-financial statements    $   15,316    $    18,009   $    13,870
Differences resulted from:
Deferred sales commissions and
 organization costs                           9,079          9,079         9,079
Depreciation                                 (4,481)       (10,200)      (24,419)
Provision for impairment of value             2,840         12,981        10,581
Payments credited to property and
 improvements                                   616            675           713
Other                                           253            566           546
Partners' equity-income tax method       $   23,623    $    31,110   $    10,370


Note L - Pro Forma Financial Information

  The following pro forma consolidated balance sheet as of September 30, 1996, and the pro forma consolidated statement of operations for the twelve month period ended September 30, 1996, give effect to the sale of Resource Park West Office Building. The adjustments related to the pro forma consolidated balance sheet assume the transaction was consummated at September 30, 1996, while the adjustments to the pro forma consolidated income statements assume the transaction was consummated at the beginning of the year presented. The sale occurred on October 22, 1996.

  The pro forma adjustments required are to eliminate the assets, liabilities and operating activity of Resource Park West Office Building and to reflect consideration received for the property.

  These pro forma adjustments are not necessarily reflective of the results that actually would have occurred if the sale had been in effect as of and for the periods presented or that may be achieved in the future.


                        PRO FORMA CONSOLIDATED BALANCE SHEET
                                 September 30, 1996
                                   (in thousands)

                                                              Pro Forma
                                                Historical   Adjustments    Pro Forma
Assets
 Cash and cash equivalents                    $    8,438    $     2,698   $    11,136
 Deferred costs, net                                 122           (105)           17
 Other assets                                      2,301            (75)        2,226
 Investment property:
   Real estate                                     9,658         (5,184)        4,474
   Accumulated depreciation                       (3,953)         2,221        (1,732)
 Real estate, net                                  5,705         (2,963)        2,742

                                              $   16,566    $      (445)  $    16,121

Liabilities and Partners' Equity
Liabilities
 Accrued expenses and other liabilities       $      187    $       (70)  $       117
 Mortgage notes payable                            1,063         (1,063)           --

                                                   1,250         (1,133)          117

Partners' Capital                                 15,316            688        16,004

                                              $   16,566    $      (445)  $    16,121


Note L - Pro Forma Financial Information (continued)


                   PRO FORMA CONSOLIDATED STATEMENT OF OPERATIONS
                   For the twelve months ended September 30, 1996
                          (in thousands, except unit data)

                                                              Pro Forma
                                                Historical   Adjustments    Pro Forma
Revenues:
 Commercial operations                        $    2,887    $     (775)   $     2,112
 Interest income                                     161            (2)           159
 Gain on sale of property                            446            --            446
   Total revenues                                  3,494          (777)         2,717

Expenses:
 Commercial operations                             1,711          (395)         1,316
 Interest                                             99           (99)            --
 Depreciation                                        550          (138)           412
 General and administrative                          444            --            444
   Total expenses                                  2,804          (632)         2,172

   Net income (loss)                          $      690    $     (145)   $       545
Net income (loss) per limited
 partnership unit                             $     7.25    $    (1.73)   $      5.52

     The historical information above includes applicable operating results for the properties sold during fiscal year 1996, while the pro forma adjustments relate only to the subsequent sale of Resource Park West. Consequently, the pro forma information is not reflective of the Partnership's remaining property, Parkway Village.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

        There were no disagreements with Imowitz Koenig & Co., LLP regarding the
1996,  1995,  or  1994  audits  of  the   Partnership's  consolidated  financial
statements.

                                   PART  III

Item 10. Directors and Executive Officers of The Partnership

          Neither the Partnership, Montgomery Realty Company-83 ("MRC"), the general partner of the Partnership nor FRI, the general partner of MRC, has any officers or directors. NPI Equity II, the Managing General Partner of FRI, manages substantially all of the Partnership's affairs and has general responsibility in all matters afecting its business. NPI Equity II is a wholly owned subsidiary of NPI. NPI Equity II and its affiliates also control, or act as, the managing general partner of 28 other public limited partnerships. All of these partnerships are engaged in the acquisition, leasing and disposition of real estate. As of December 1, 1996, the names, ages and positions held by executive officers and directors of NPI Equity II are as follows:


    Name                                 Age         Position

    William H. Jarrard, Jr.              50          President

    Ronald Uretta                        40          Vice President, Chief
                                                     Operating Officer and
                                                     Treasurer

    John K. Lines                        37          Vice President and
                                                     Secretary

    Kelley M. Buechler                   39          Assistant Secretary


      William H. Jarrard has been President of the Managing General Partner since January 1996 and Managing Director - Partnership Administration of Insignia since January 1991. Mr. Jarrard served as Managing Director-Partnership Administration and Asset Management from July 1994 to January 1996. During the five years prior to joining Insignia in 1991, he served in similar capacities for U.S. Shelter.

      Ronald Uretta has been Insignia's Chief Operating Officer since August 1996 and Treasurer since January 1992. From January 1992 to August 1996, Mr. Uretta was Insignia's Chief Financial Officer. Mr. Uretta was Insignia's Secretary from January 1992 to June 1994. From May 1988 until September
1990, Mr. Uretta was a self-employed financial consultant.   From  January 1978
until January 1988, Mr. Uretta was employed by Veltri Raynor & Company, independent certified public accountants.

      John K. Lines, Esq. has been Vice President and Secretary of the Managing General Partner since January 1996, Insignia's General Counsel since
June 1994, and General Counsel  and Secretary  since July 1994.   From  May 1993
until June 1994, Mr. Lines was the Assistant General Counsel and Vice President of Ocwen Financial Corporation, West Palm Beach, Florida. From October 1991 until May 1993, Mr. Lines was a Senior Attorney with BANC ONE CORPORATION, Columbus, Ohio. From May 1984 until October 1991, Mr. Lines was an attorney with Squire Sanders & Dempsey, Columbus, Ohio.

      Kelley M. Buechler is Assistant Secretary of the Managing General Partner. Ms. Buechler has been Assistant Secretary of Insignia since 1991. During the five years prior to joining Insignia in 1991, she served in similar capacities for U.S. Shelter.

      The Partnership believes, based on written representations received by it, that for the fiscal year ended September 30, 1996, all filing requirements under
Section 16(a) of the Securities Exchange Act of 1934 applicable to beneficial owners of the Partnership's Securities, the Partnership's general partners and officers and directors of such general partners, were complied with.

Item 11. Executive Compensation.

      The Partnership is not required to and did not pay any compensation to the officers or directors of NPI Equity II. NPI Equity II does not presently pay any compensation to any of its officers or directors. (See Item 13, "Certain Relationships and Related Transactions").

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      The Partnership is a limited partnership and has no officers or directors. The Managing General Partner has discretionary control over most of the decisions made by or for the Partnership in accordance with the terms of the Partnership Agreement.

      The following table sets forth certain information regarding limited partnership units of the Partnership owned by each person who is known by the Partnership to own beneficially or exercise voting or dispositive control over more than 5% of the Partnership's limited partnership units, by each of NPI Equity II's directors and by all directors and executive officers of NPI Equity II as a group as of September 30, 1996.

                     Name and address of     Amount and nature of
                     Beneficial Owner         Beneficial Owner      % of Class

                       MRI/CPF, LLC                25,436             30.96

      There are no arrangements known to the Partnership, the operation of which may, at a subsequent date, result in a change in control of the Partnership, other than as follows:

(a) In connection with the admission of NPI Equity II as the managing partner of FRI, PRA reserved the right to remove NPI Equity II from its position as managing partner of FRI if certain events occur, such as an event of bankruptcy or the failure to maintain an adequate net worth. In such event, PRA may, but is not required to, assume the position of managing partner of FRI.

 (b) See Item 1, "Business" for information relating to the sale by the stockholders of NPI of all of the issued and outstanding shares of stock of NPI to an affiliate of Insignia.


Item 13. Certain Relationships and Related Transactions.

      The Partnership Agreement provides that MRC will be reimbursed for actual expenses incurred in providing services required by the Partnership. The Managing General Partner assumed responsibility for cash management of the Partnership as of December 23, 1993, and for day to day management of the Partnership's affairs, including portfolio management, accounting, and investor relations services as of April 1, 1994. Prior to that time, Metric Realty Services, L.P. or its affiliate provided such services.

      The  following  transactions  with   affiliates  of  Insignia,   NPI,  and
affiliates of NPI were charged to expense in 1996, 1995, and 1994 (in thousands):

                               Years ended September 30,
                             1996        1995         1994
Reimbursements for
 services of affiliates      $116        $193         $118
  (included in general
    and administrative
     expenses)

        For the  period  from  January 19,  1996,  to  September 30,  1996,  the
Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

        In accordance with the Partnership Agreement, the general partners were allocated their two percent continuing interest in the Partnership's net income
(loss) and taxable income (loss). Gain from disposition of Partnership property and gain on extinguishment of debt were allocated 20% to the general partners until such time as the general partners do not have deficit capital accounts. In January, 1996, the Partnership distributed $3,315,000 ($40.35 per limited partnership unit) to the limited partners and $68,000 to the general partners from working capital reserves. In October 1996, the Partnership distributed $6,860,000 ($83.50 per limited partnership unit) to the limited partners and $140,000 to the general partners from proceeds from the disposition of the Norwood Tower Office Building and Mardot II Building. There were no cash distributions to the general partners for the years ended September 30, 1995 and 1994. Upon termination of the Partnership, the general partners may be required to contribute certain funds to the Partnership in accordance with the Partnership Agreement.

      The General Partner is entitled to receive an allocation of 10% of the net income and net loss, taxable income and taxable loss, and cash available for distribution distributed to partners in an effort to defray some of the expenses related to non-reimbursed expenses and services provided by the General Partner and not reimbursed by the Partnership. No distribution was made in fiscal year ended September 30, 1996.

      The Managing General Partner is also entitled to its continuing interest of two percent of net income and net loss, taxable income and taxable loss and distribution of cash available for distribution; provided, however, (i) that 20% of realized gains from the sale or other disposition of property is allocated to the general partner until such time as it does not have a deficit capital account, and (ii) two percent of cash from sales or refinancing and working capital reserve.


                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) (1) (2) Financial Statements and Financial Statement Schedules:

          See Item 8 of this Form 10-K for Consolidated Financial Statements of the Partnership, Notes thereto, and Financial Statement Schedules. A table of contents to Consolidated Financial Statements and Financial Statement Schedules is included in Item 8 and incorporated herein by reference.)

(a) (3)   Exhibits:

          2. NPI Stock Purchase Agreement dated as of August 17, 1995, incorporated by reference to Exhibit 2 to the Partnership's Current Report on Form 8-K dated August 17, 1995.

          3,4. Partnership  Agreement  incorporated   by  reference   to  the
               Partnership's Prospectus filed pursuant to Rule 424 (b) of the Securities Act of 1933.


          16. Letter dated April 27, 1994, from the Partnership's Former Independent Auditors incorporated by reference to the Partnership's Current Report on Form 8-K dated April 22, 1994.

(b)       Reports on Form 8-K:

          Form 8-K was filed by the Partnership during the last quarter of the Partnership's fiscal year dated September 4, 1996, relating to the sale of Priest Office Building.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, The Partnership has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on the 30th day of December, 1996.


                              MRI BUSINESS PROPERTY FUND, LTD.

                              By:   Montgomery Realty Company-83,
                                    its Managing General Partner

                                    By:      Fox Realty Investors,
                                             its Managing General Partner

                                    By:      NPI Equity Investments II, Inc.
                                             its Managing Partner


                                    By:      /s/William H. Jarrard, Jr.
                                             William H. Jarrard, Jr.
                                             President and Director

                                    By:      /s/Ronald Uretta
                                             Ronald Uretta
                                             Chief Operating Officer


                                    Date:    December 30, 1996





Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of The Partnership in their capacities as directors and/or officers of NPI Equity Investments II, Inc., on the dates indicated below.

Signature/Name                      Title                           Date

/s/William H. Jarrard, Jr.
William H. Jarrard, Jr.       President and Director           December 30, 1996

/s/Ronald Uretta
Ronald Uretta                 Chief Operating Officer          December 30, 1996