Form 10QSB
period 1996-12-31
MRI BUSINESS PROPERTIES FUND LTD
filed 1997-02-14
CIK 722886

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15 (D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                  (As last amended by 34-32231, eff. 6/3/93)


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


               For the quarterly period ended December 31, 1996

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period.........to.........

                        Commission file number 0-13104



                      MRI BUSINESS PROPERTIES FUND LTD.
      (Exact name of small business issuer as specified in its charter)

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

                                (864) 239-1000
                           Issuer's telephone number


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports ), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X  .  No      .

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)                    MRI BUSINESS PROPERTIES FUND LTD.

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                              December 31, 1996


Assets
Cash and cash equivalents                                             $   4,199
Receivables and other assets                                              2,219
Investment properties:
    Land                                              $    440
    Building and related personal property               4,035
                                                         4,475
     Less accumulated depreciation                       1,762            2,713
     Deferred costs, net                                                     22

Total assets                                                          $   9,153

Liabilities and Partners' Equity

Accrued expenses and other liabilities                                $      81

Partners' Equity:
General partners' deficit                             $ (1,010)
Limited partners' equity (82,158 units outstanding)     10,082            9,072

     Total liabilities and partners' equity                           $   9,153


                See Accompanying Notes to Financial Statements


b)                        MRI BUSINESS PROPERTIES FUND LTD.
                              STATEMENTS OF OPERATIONS
                                     (Unaudited)
                          (in thousands, except unit data)

                                                     Three Months Ended
                                                         December 31,
                                                       1996        1995
Revenues:
   Commercial operations                            $    168    $    822
   Other income                                           55          67
   Gain on sale of property                              858          --

             Total revenues                            1,081         889

Expenses:
   Operating                                             104         451
   Interest                                                6          25
   Depreciation                                           39         104
   General and administrative                             82         113

             Total expenses                              231         693

Net income before extraordinary item                     850         196
Extraordinary item:
    Loss on extinguishment of debt                        94          --
Net income                                          $    756    $    196

Net income allocated to general partners            $    153    $      4
Net income allocated to limited partners                 603         192
Net income                                          $    756    $    196
Net income per limited partnership unit:
   Net income before extraordinary item             $   8.25    $   2.34
   Extraordinary loss on extinguishment of debt         (.91)         --
Net income per limited partnership unit             $   7.34    $   2.34
Distribution per limited partnership unit           $  83.50    $     --


                    See Accompanying Notes to Financial Statements


c)                        MRI BUSINESS PROPERTIES FUND LTD.

                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)

                                     Limited      General      Limited
                                   Partnership   Partners'    Partners'      Total
                                      Units       Deficit       Equity      Equity
Original capital contributions       82,158     $    100     $  82,158     $ 82,258

Partners' (deficit) capital at
 September 30, 1996                  82,158     $ (1,023)    $  16,339     $ 15,316

Distributions paid to partners                      (140)       (6,860)      (7,000)
Net income for the three
 months ended December 31, 1996          --          153           603          756

Partners' (deficit) capital at
 December 31, 1996                   82,158     $ (1,010)    $  10,082     $  9,072

                    See Accompanying Notes to Financial Statements


d)                        MRI BUSINESS PROPERTIES FUND LTD.

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                  (in thousands)

                                                         Three Months Ended
                                                             December 31,
                                                          1996         1995

Cash flows from operating activities:
Net income                                              $    756     $    196
Adjustments to reconcile net income to
  net cash provided by operating activities:
 Gain on sale of properties                                 (858)          --
 Extraordinary loss on extinguishment
    of debt                                                   94           --
 Depreciation and amortization                                43          139
 Change in accounts:
      Receivables and other assets                            47          (28)
      Deferred cost paid                                      (8)         (10)
      Accrued expenses and other liabilities                (107)          12
      Due to affiliate                                        --          (50)
     Net cash (used in) provided by operating
       activities                                            (33)         259
Cash flows from investing activities:
   Net proceeds from sale of property                      3,889           --
   Property improvements and replacements                     --          (28)

     Net cash provided by (used in) investing
         activities                                        3,889          (28)
Cash flows from financing activities:
   Notes payable principal payments                           --          (11)
   Satisfaction of notes payable                          (1,063)          --
   Costs paid to extinguish debt                             (32)          --
   Distribution to partners                               (7,000)          --
     Net cash used in financing activities                (8,095)         (11)
     (Decrease) increase in cash and cash
       equivalents                                        (4,239)         220

Cash and cash equivalents at beginning of period           8,438        3,795

Cash and cash equivalents at end of period              $  4,199     $  4,015

Supplemental information:
 Interest paid                                          $     13     $     24

                   See Accompanying Notes to Financial Statements

e)
                         MRI BUSINESS PROPERTIES FUND LTD.

                           NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

 The accompanying unaudited financial statements of MRI Business Properties Fund Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing
General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended December 31, 1996, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended September 30, 1996.

  The statement of operations and statement of cash flow for the three month period ended December 31, 1995, are consolidated statements which include the Partnership and a wholly owned subsidiary, Resource Park West, L.P. Resource Park West, L.P., was dissolved when the investment property Resource Park West was sold October 22, 1996 (see "Note C").

 Certain reclassifications have been made to the fiscal year 1996 information to conform to the fiscal year 1997 presentation.

NOTE B - TRANSACTIONS WITH AFFILIATED PARTIES

 The Partnership has no employees and is dependent on the Managing General Partner and its affiliates for the management and administration of all partnership activities. The Partnership Agreement provides for payments to affiliates for services and as reimbursement of certain expenses incurred by affiliates on behalf of the Partnership.

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

  The Managing General Partner is a wholly owned subsidiary of National Property Investors, Inc., ("NPI"). Pursuant to a series of transactions which closed during the first half of calendar year 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired, among other things, control of NPI Equity. In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity.

 The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense in 1996 and 1995:

                                                    For the Three Months Ended
                                                            December 31,
                                                        1996         1995
Reimbursement for services of affiliates (included
  in general and administrative expenses)            $  5,000     $ 30,000


   For the three month period ended December 31, 1996, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

NOTE C - GAIN ON SALE OF PROPERTY AND EXTRAORDINARY LOSS ON EXTINGUISHMENT OF
         DEBT

  On October 22, 1996, the Partnership sold Resource Park West Office Building to an unrelated third party for a contract amount of $4,025,000. After the payment of the note payable, closing costs and related expenses of approximately $136,000, the Partnership received proceeds of approximately $3,889,000. The sale resulted in a gain of approximately $858,000 in fiscal year 1997. The early extinguishment of debt resulted in an extraordinary loss of approximately $94,000, arising from prepayment penalties and the write off of unamortized loan costs. A provision for impairment of value of $1,640,000 was recorded in fiscal year 1992.

NOTE D - DISTRIBUTIONS

  In October 1996, the Partnership distributed $6,860,000 ($83.50 per limited partnership unit) to the limited partners and $140,000 to the general partners from proceeds from the disposition of the Norwood Tower Office Building and Mardot II Building which occurred during fiscal year 1996.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

 The Partnership's  investment property  consists of  Parkway Village  Shopping
Center, located in Atlanta Georgia.   The average occupancy for the three  month
periods ended December 31, 1996 and 1995, was 50% and 61%, respectively.

  The decrease in occupancy at the Parkway Village Shopping Center is the result of the relocation of an anchor tenant who occupied 41% of the total space, during the first fiscal quarter of 1997. An additional 4% of the property's space, consisting of three tenants, was vacated during the first fiscal quarter as a direct result of the loss of the anchor tenant. At December 31, 1996, occupancy for the property had declined to 20% as a result of the above mentioned tenant losses.

  The Partnership realized net income of $756,000 and $196,000 for the three months ended December 31, 1996, and 1995, respectively. The increase in net income is the result of the gain on sale of the Resource Park West Building, during the first fiscal quarter of 1997. Additionally, during fiscal 1996, the Partnership sold three properties, the Norwood Tower Office Building, in June of 1996; the Mardot II Building, in July of 1996; and the Priest Office Building in September of 1996. Due to the above mentioned property sales, in fiscal 1996 and 1997, the Partnership has seen a significant reduction in interest, operating, depreciation, and general and administrative expenses as well as a $94,000 loss on the extinguishment of debt arising from the sale of the Resource Park West Building.

  Revenues at the remaining property, Parkway Village Shopping Center decreased during the three months ended December 31, 1996 as compared to December 31, 1995. The decrease in revenue was the result of tenant losses discussed above. This decrease was partially offset by an increase in tenant reimbursements. Operating expenses at Parkway Village Shopping Center increased for the three months ended December 31, 1996, as compared to the three months ended December 31, 1995. This increase in operating expenses was due to an increase in real estate tax expense resulting from a fiscal year 1995 tax appeal being settled in fiscal year 1996, and the Partnership paying the additional taxes in fiscal year 1996.

  At December 31, 1996, the Partnership had unrestricted cash of approximately $4,199,000 as compared to approximately $4,015,000 at December 31, 1995. Net cash used in operations decreased due to the decrease in net operating income from the Partnership's remaining property and the sale of the Partnership's four properties during fiscal 1996 and the first quarter of fiscal 1997. Net cash provided by investing activities increased as the result of the proceeds from the sale of the Resource Park West Building. Net cash used in financing activities increased as the result of the satisfaction of approximately $1,063,000 in mortgage indebtedness secured by the Resource Park West Building, and a distribution of approximately $6,860,000 to the limited partners and $140,000 to the general partners.

  The Partnership's remaining property consists of one shopping center located in Georgia. The Partnership receives rental income from commercial spaces and is responsible for operating and administrative expenses. The Partnership is marketing its remaining property for sale. Although the space occupied by the anchor tenant became vacant during the first fiscal quarter of 1997, the Managing General Partner believes, that at this time, it is prudent to continue to market the property for sale as opposed to expending significant amounts of cash flow in an effort to fully lease the property. Upon the sale of the remaining property, it is anticipated that all cash of the Partnership will be distributed, after establishment of a sufficient reserve, and the Partnership will be liquidated.

   An affiliate of the Managing General Partner has made available to the Partnership a line of credit of $150,000, per property owned by the Partnership. As of December 31, 1996, there are no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

  The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. In October 1996, the Partnership distributed $6,860,000 ($83.50 per limited partnership unit) to the limited partners and $140,000 to the general partners from proceeds from the disposition of the Norwood Tower Office Building and Mardot I Building. No distributions were made during the three month period ended December 31, 1995.


                            PART II - OTHER INFORMATION

ITEMS 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b) Reports on Form 8-K: Form 8-K was filed by the Partnership, dated October 22, 1996, relating to the sale of Resource Park West Building.


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

                         By:  MONTGOMERY REALTY COMPANY 83,
                              its Managing General Partner

                              By:  FOX REALTY INVESTORS,
                                   its Managing General Partner

                                   By:  NPI EQUITY INVESTMENTS, II INC.
                                        its managing general partner

                                        By:  /s/ William H. Jarrard, Jr.
                                             William H. Jarrard, Jr.
                                             President and Director

                                        By:  /s/ Ronald Uretta
                                             Ronald Uretta
                                             Chief Operating Officer

                                             Date: February 14, 1997