Form 10QSB
period 1997-03-31
MRI BUSINESS PROPERTIES FUND LTD
filed 1997-05-15
CIK 722886

FORM 10-QSB--QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        QUARTERLY OR TRANSITIONAL REPORT
                  (As last amended by 34-32231, eff. 6/3/93)


                   U. S. SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934


                For the quarterly period ended March 31, 1997

                                      or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                For the transition period.........to.........

                        Commission file number 0-13104



                      MRI BUSINESS PROPERTIES FUND LTD.
      (Exact name of small business issuer as specified in its charter)



         California                                            94-2919856
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)

   One Insignia Financial Plaza
    Greenville, South Carolina                                     29602
(Address of principal executive offices)                        (Zip Code)

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

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS



a)                     MRI BUSINESS PROPERTIES FUND LTD.

                                BALANCE SHEET
                                 (Unaudited)
                       (in thousands, except unit data)

                                March 31, 1997

Assets
  Cash and cash equivalents                                             $   4,173
  Receivables and deposits                                                  2,066
  Other assets                                                                 17
     Investment property
     Land                                             $    440
     Building and related personal property              4,035
     Property valuation reserve                           (300)
                                                         4,175
     Accumulated depreciation                           (1,793)             2,382
                                                                        $   8,638

Liabilities and Partners' Deficit
  Accounts payable                                                      $       7
  Tenants' security deposits payable                                            4
  Accrued property taxes                                                       31
  Other liabilities                                                            11

Partners' Deficit:
  Limited partners' (82,158 units outstanding)        $   9,605
  General Partner's                                      (1,020)            8,585
                                                                        $   8,638

                See Accompanying Notes to Financial Statements

b)                         MRI BUSINESS PROPERTIES FUND LTD.
                               STATEMENTS OF OPERATIONS
                                     (Unaudited)
                             (in thousands, except unit data)

                                                Three Months Ended          Six Months Ended
                                                     March 31,                  March 31,
                                                 1997           1996         1997        1996
Revenues:
   Commercial operations                    $     85       $    813       $    253    $  1,635
   Interest and other income                      40             44             95         111
    Gain on sale of property                      --             --            858          --

             Total revenues                      125           857           1,206       1,746

Expenses:
   Operating                                      44            460            148         911
   Interest                                       --             25              6          50
   Depreciation                                   30            226             69         330
   General and administrative                    238            133            320         246

             Total expenses                      312            844            543       1,537

(Loss) income before property valuation
 reserve and extraordinary item                 (187)            13            663         209

Property valuation reserve                       300             --            300          --

(Loss) income before extraordinary item         (487)            13            363         209
Extraordinary item:
    Loss on extinguishment of debt                --             --             94          --
Net (loss) income                           $   (487)      $     13       $    269    $    209

Net (loss) income allocated to general
  partners                                  $    (10)      $     --       $    143    $      4
Net (loss) income allocated to limited
  partners                                      (477)            13            126         205
Net (loss) income                           $   (487)      $     13       $    269    $    209

Net (loss) income per limited partnership
   unit:
   (Loss) income before
      extraordinary item                    $  (5.81)      $    .16       $   2.44    $   2.49
   Extraordinary loss on
       extinguishment of debt                     --             --           (.91)         --
Net (loss) income per limited partnership
   unit                                     $  (5.81)      $    .16       $   1.53    $   2.49

Distribution per limited
   partnership unit                         $     --       $  40.35       $  83.50    $  40.35

             See Accompanying Notes to Financial Statements

c)                        MRI BUSINESS PROPERTIES FUND LTD.

                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
                                     (Unaudited)
                           (in thousands, except unit data)

                                     Limited        General        Limited
                                   Partnership     Partners'      Partners'        Total
                                      Units         Deficit         Equity        Equity
Original capital contributions       82,158      $    100       $  82,158       $ 82,258

Partners' (deficit) capital at
 September 30, 1996                  82,158      $ (1,023)      $  16,339       $ 15,316

Distributions paid to partners                       (140)         (6,860)        (7,000)
Net income for the six
 months ended March 31, 1997             --           143             126            269

Partners' (deficit) capital at
 March 31, 1997                      82,158      $ (1,020)      $   9,605       $  8,585

                 See Accompanying Notes to Financial Statements

d)                        MRI BUSINESS PROPERTIES FUND LTD.

                              STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                                   (in thousands)

                                                                  Six Months Ended
                                                                      March 31,
                                                                  1997          1996
Cash flows from operating activities:
Net income                                                   $    269       $    209
Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
    Depreciation                                                   69            330
    Amortization                                                    7             69
    Gain on disposal of property                                 (858)            --
    Property valuation reserve                                    300             --
    Extraordinary loss on early extinguishment of debt             94             --
 Change in accounts:
      Receivables and deposits                                    189            103
      Other assets                                                  6             10
      Accounts payable                                              7             (5)
      Tenant security deposits payable                            (34)            --
      Accrued property taxes                                      (85)          (159)
      Other liabilities                                           (23)            (8)

         Net cash (used in) provided by
            operating activities                                  (59)           549

Cash flows from investing activities:
   Property improvements and replacements                          --            (27)
   Proceeds from sale of property                               3,889             --

     Net cash provided by (used in) investing activities        3,889            (27)

Cash flows from financing activities:
   Satisfaction of notes payable                               (1,063)            --
   Costs paid to extinguish debt                                  (32)           (23)
   Distribution to partners                                    (7,000)        (3,383)

     Net cash used in financing activities                     (8,095)        (3,406)

Net decrease in cash and cash equivalents                      (4,265)        (2,884)

Cash and cash equivalents at beginning of period                8,438          3,795

Cash and cash equivalents at end of period                   $  4,173       $    911

Supplemental information:
 Cash paid for interest                                      $     13       $     47

                   See Accompanying Notes to Financial Statements


e)
                         MRI BUSINESS PROPERTIES FUND LTD.

                           NOTES TO FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited financial statements of MRI Business Properties Fund Ltd. (the "Partnership") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of NPI Equity Investments II, Inc. ("NPI Equity" or the "Managing General Partner"), all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended March 31, 1997, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 1997. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-K for the fiscal year ended September 30, 1996.

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

Pursuant to a series of transactions which closed during 1996, affiliates of Insignia Financial Group, Inc. ("Insignia") acquired all of the issued and outstanding shares of stock of NPI Equity and National Property Investors, Inc. ("NPI"). In connection with these transactions, affiliates of Insignia appointed new officers and directors of NPI Equity and NPI.

The following transactions with affiliates of Insignia, NPI, and affiliates of NPI were charged to expense during the six month periods ended March 31, 1997 and 1996 (dollar amounts in thousands):


                                                        For the Six Months Ended
                                                               March 31,
                                                            1997           1996
Reimbursement for services of affiliates (included
  in general and administrative expenses)                   $  8           $ 77

For the period from January 19, 1996, to March 31, 1997, the Partnership insured its properties under a master policy through an agency and insurer unaffiliated with the Managing General Partner. An affiliate of the Managing General Partner acquired, in the acquisition of a business, certain financial obligations from an insurance agency which was later acquired by the agent who placed the current year's master policy. The current agent assumed the financial obligations to the affiliate of the Managing General Partner who received payments on these obligations from the agent. The amount of the Partnership's insurance premiums accruing to the benefit of the affiliate of the Managing General Partner by virtue of the agent's obligations is not significant.

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

NOTE D - PROPERTY VALUATION RESERVE

The occupancy rate at the Parkway Village Shopping Center decreased during the first fiscal quarter of 1997 as the result of the relocation of an anchor tenant who occupied 41% of the total space. An additional 12% of the property's space, consisting of five tenants, was vacated since the loss of the anchor tenant. At March 31, 1997, occupancy for the property had declined to 11% as a result of the aforementioned tenant losses. With these tenant losses, the Managing General Partner believed it was prudent to continue marketing the property for sale as opposed to expending significant amounts of cash flow in an effort to fully lease the property. Near the end of the second fiscal quarter of 1997, the Managing General Partner signed a contract for sale for the investment property at a contract price of $2,400,000. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the third fiscal quarter of 1997. During the six month period ended March 31, 1997, the Partnership determined that the low occupancy rate was other than temporary. A property valuation reserve of $300,000, based on the current contract price in relation to the net book value of the investment property, has been recognized to reduce the carrying value of the property to its estimated fair value.

NOTE E - DISTRIBUTIONS

In October 1996, the Partnership distributed approximately $6,860,000 ($83.50 per limited partnership unit) to the limited partners and approximately $140,000 to the general partners from proceeds from the disposition of the Norwood Tower Office Building and Mardot II Building which occurred during fiscal year 1996.

During the six month period ended March 31, 1996, the Partnership distributed approximately $3,315,000 ($40.35 per limited partnership unit) to the limited partners and approximately $68,000 to the general partners from proceeds from the disposition of the Dallas Marriott Quorum Hotel, which occurred during fiscal year 1995.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Partnership's investment property consists of Parkway Village Shopping Center, located in Atlanta Georgia. The average occupancy for the six month periods ended March 31, 1997 and 1996, was 39% and 77%, respectively.

The decrease in occupancy at the Parkway Village Shopping Center is the result of the relocation of an anchor tenant who occupied 41% of the total space, during the first fiscal quarter of 1997. An additional 12% of the property's space, consisting of five tenants, was vacated since the loss of the anchor tenant. At March 31, 1997, occupancy for the property had declined to 11% as a result of the above mentioned tenant losses. With these tenant losses, the Managing General Partner believed it was prudent to continue marketing the property for sale as opposed to expending significant amounts of cash flow in an effort to fully lease the property. Near the end of the second fiscal quarter of 1997, the Managing General Partner signed a contract for sale for the investment property at a contract price of $2,400,000. The sale, which is subject to the purchaser's due diligence and other customary conditions, is expected to close during the third fiscal quarter of 1997. During the six month period ended March 31, 1997, the Partnership determined that the low occupancy rate was other than temporary. A property valuation reserve of $300,000, based on the current contract price in relation to the net book value of the investment property, has been recognized to reduce the carrying value of the property to its estimated fair value.

The Partnership realized net income of approximately $269,000 and $209,000 for the six months ended March 31, 1997, and 1996, respectively. The Partnership realized a net loss of approximately $487,000 for the three month period ended March 31, 1997, versus net income of approximately $13,000 for the same corresponding period in fiscal year 1996. The increase in net income for the six month period is the result of the gain on sale of the Resource Park West Building, during the first fiscal quarter of 1997, which was partially offset by the extraordinary loss on early extinguishment of debt, also related to the sale of the property and the property valuation reserve related to Parkway Village (see discussion above). Additionally, during fiscal 1996, the Partnership sold three properties, the Norwood Tower Office Building, in June of 1996; the Mardot II Building, in July of 1996; and the Priest Office Building in September of 1996. Due to the above mentioned property sales, in fiscal 1996 and 1997, the Partnership has seen a significant reduction in interest, operating, and depreciation expenses. General and administrative expenses increased during the six month period ended March 31, 1997, due to interest and penalties paid to the Internal Revenue Service related to the deposit required under Section 444 of the Internal Revenue Code. At the time the deposit was due to the Internal Revenue Service, the Partnership did not have sufficient funds to make the deposit. As funds became available, the deposit was made. The amount expensed for major repairs and renovations for the six month periods ended March 31, 1997 and 1996, is not significant.

Revenues and expenses at the remaining property, Parkway Village Shopping Center, decreased during the three and six month period ended March 31, 1997 as compared to March 31, 1996. This decrease was the result of tenant losses discussed above. This decrease was partially offset by an increase in tenant reimbursements.

At March 31, 1997, the Partnership had unrestricted cash of approximately $4,173,000 as compared to approximately $911,000 at March 31, 1996. Net cash used in operations decreased due to the decrease in net operating income from the Partnership's remaining property and the sale of the Partnership's four properties during fiscal 1996 and the first quarter of fiscal 1997. Net cash provided by investing activities increased as the result of the proceeds from the sale of the Resource Park West Building. Net cash used in financing activities increased as the result of the satisfaction of approximately $1,063,000 in mortgage indebtedness secured by the Resource Park West Building, and a distribution of approximately $7,000,000 to the partners.

An affiliate of the Managing General Partner has made available to the Partnership a line of credit of $150,000, per property owned by the Partnership. As of March 31, 1997, there are no outstanding amounts due under this line of credit. Based on present plans, the Managing General Partner does not anticipate the need to borrow in the near future. Other than cash and cash equivalents, the line of credit is the Partnership's only unused source of liquidity.

The sufficiency of existing liquid assets to meet future liquidity and capital expenditure requirements is directly related to the level of capital expenditures required at the property to adequately maintain the physical assets and other operating needs of the Partnership. Such assets are currently thought to be sufficient for any near-term needs of the Partnership. Future cash distributions will depend on the levels of cash generated from operations, a property sale, and the availability of cash reserves. In October 1996, the Partnership distributed $6,860,000 ($83.50 per limited partnership unit) to the limited partners and $140,000 to the general partners from proceeds from the disposition of the Norwood Tower Office Building and Mardot II Building. The Partnership anticipates making a distribution during 1997.


                            PART II - OTHER INFORMATION



ITEMS 6.  EXHIBITS AND REPORTS ON FORM 8-K

 a) Exhibit 27, Financial Data Schedule, is filed as an exhibit to this report.

 b)  Reports on Form 8-K: None filed during the quarter ended March 31, 1997.

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

                         By: MONTGOMERY REALTY COMPANY 83,
                             its Managing General Partner

                         By: FOX REALTY INVESTORS,
                             its Managing General Partner

                         By: NPI EQUITY INVESTMENTS, II INC.
                             its managing general partner

                         By: /s/ William H. Jarrard, Jr.
                             William H. Jarrard, Jr.
                             President and Director

                         By: /s/ Ronald Uretta
                             Ronald Uretta
                             Vice President and Treasurer


                         Date: May 15, 1997